Form 10-Q
period 2002-03-31
ZYMOGENETICS INC
filed 2002-05-09
CIK 1129425

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 0-33489

ZYMOGENETICS, INC.
(exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1144498 (I.R.S. Employer Identification No.)

1201 Eastlake Avenue East, Seattle, Washington 98102
(Address of principal executive offices) (Zip Code)

(206) 442-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒            No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at May 1, 2002: 36,670,462 shares.
Non-voting common stock outstanding at May 1, 2002: 9,100,800 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2002

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
a)	Balance Sheets (unaudited) at March 31, 2002 and December 31, 2001	3
b)	Statements of Operations (unaudited) for the three months ended March 31, 2002 and 2001	4
c)	Statements of Cash Flows (unaudited) for the three months ended March 31, 2002 and 2001	5
d)	Statement of Changes in Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2002	6
e)	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities and Use of Proceeds	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURE		17

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

ZYMOGENETICS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$80,443,036	$36,393,551
Short-term investments	159,779,335	110,683,392
Receivables
Related party	268,440	449,314
Other	4,059,818	3,606,421
Prepaid expenses and other assets	2,954,809	2,291,270

Total current assets	247,505,438	153,423,948
Property and equipment, net	50,579,667	49,128,094
Other assets	3,030,608	2,882,522

Total assets	$301,115,713	$205,434,564

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,850,303	$4,109,382
Accrued liabilities	3,608,231	3,150,220
Deferred revenue	5,346,521	7,671,521

Total current liabilities	11,805,055	14,931,123
Other noncurrent liabilities	3,030,608	2,882,522
Deferred revenue, net of current portion	6,291,619	6,482,416

Total liabilities	21,127,282	24,296,061

Commitments and contingencies

Mandatorily redeemable convertible preferred stock	—	260,540,387
Shareholders’ equity (deficit)
Common stock, no par value, 150,000,000 shares authorized, 36,668,237 and 12,063,600 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	323,227,509	55,855,870
Non-voting common stock, no par value, 30,000,000 shares authorized, 9,100,800 issued and outstanding at March 31, 2002 and none outstanding at December 31, 2001	103,779,026	—
Notes receivable from shareholders	(725,000)	(725,000)
Deferred stock compensation	(23,802,560)	(25,234,712)
Accumulated deficit	(122,922,366)	(111,119,557)
Accumulated other comprehensive income	431,822	1,821,515

Total shareholders’ equity (deficit)	279,988,431	(79,401,884)

Total liabilities, mandatorily redeemable convertible preferred stock and shareholders’ equity (deficit)	$301,115,713	$205,434,564

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues
Royalties
Related party	$1,514,092	$1,799,334
Other	636,755	1,418,872
Option fee from related party	1,875,000	1,875,000
License fees and milestone payments
Related party	750,000	—
Other	1,022,880	—

Total revenues	5,798,727	5,093,206

Operating expenses
Research and development (excludes noncash stock-based compensation expense of $1,226,969 and $86,823 in 2002 and 2001, respectively)	14,272,061	11,062,121
General and administrative (excludes noncash stock-based compensation expense of $579,410 and $178,504 in 2002 and 2001, respectively)	3,199,926	2,388,102
Noncash stock-based compensation expense	1,806,379	265,327

Total operating expenses	19,278,366	13,715,550

Loss from operations	(13,479,639)	(8,622,344)
Interest and other income, net	1,676,830	2,392,653

Net loss	(11,802,809)	(6,229,691)
Preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock	(1,717,865)	(5,151,835)

Net loss attributable to common shareholders	$(13,520,674)	$(11,381,526)

Basic and diluted net loss per share	$(0.41)	$(0.97)

Weighted-average number of shares used in computing basic and diluted net loss per share	32,896,910	11,792,520

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net loss	$(11,802,809)	$(6,229,691)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,420,322	1,407,707
Net loss on disposition of property and equipment	760	2,034
Noncash stock-based compensation	1,806,379	265,327
Net realized gain on sale of short-term investments	(39,253)	—
Amortization of premium on short-term investments	428,077	—
Changes in operating assets and liabilities
Receivables	(272,524)	(896,038)
Prepaid expenses and other assets	(1,754,806)	(55,051)
Accounts payable	(1,259,079)	(34,217)
Related party payables	—	(278,975)
Accrued liabilities	458,012	(997,186)
Deferred revenue	(2,515,797)	(1,875,000)
Other noncurrent liabilities	148,086	(477,406)

Net cash used in operating activities	(13,382,632)	(9,168,496)

Cash flows from investing activities
Purchases of property and equipment	(2,872,654)	(860,460)
Purchases of short-term investments	(80,525,348)	—
Proceeds from sale of property and equipment	—	34,026
Proceeds from sale and maturity of short-term investments	29,650,886	—

Net cash used in investing activities	(53,747,116)	(826,434)

Cash flows from financing activities
Net proceeds from equity offering	110,728,472	—
Proceeds from exercise of stock options	450,761	—

Net cash provided by financing activities	111,179,233	—

Net increase (decrease) in cash and cash equivalents	44,049,485	(9,994,930)
Cash and cash equivalents at beginning of period	36,393,551	172,976,483

Cash and cash equivalents at end of period	$80,443,036	$162,981,553

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,793	$1,008

Noncash financing activities
Accretion on mandatorily redeemable convertible preferred stock	$87,719	$261,396

Dividends accrued on mandatorily redeemable convertible preferred stock	$1,630,146	$4,890,439

Recognition of prepaid offering costs	$943,181	$—

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENT OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

			Shareholders’ equity (deficit)
	Mandatorily redeemable convertible preferred stock		Common stock		Non-voting common stock		Notes receivable from shareholders	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	6,539,768	$260,540,387	12,063,600	$55,855,870	—	$—	$(725,000)	$(25,234,712)	$(111,119,557)	$1,821,515	$(79,401,884)
Common stock issued in connection with stock option exercises	—	—	162,278	450,761	—	—	—	—	—	—	450,761
Deferred stock compensation related to grants of stock options	—	—	—	374,227	—	—	—	(374,227)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,806,379	—	—	1,806,379
Accretion on mandatorily redeemable convertible preferred stock	—	87,719	—	(87,719)	—	—	—	—	—	—	(87,719)
Dividends accrued on mandatorily redeemable convertible preferred stock	—	1,630,146	—	(1,630,146)	—	—	—	—	—	—	(1,630,146)
Conversion of Series A to non-voting common stock	(2,528,000)	(103,779,026)	—	—	9,100,800	103,779,026	—	—	—	—	103,779,026
Conversion of Series B to common stock	(4,011,768)	(158,479,226)	14,442,359	158,479,226	—	—	—	—	—	—	158,479,226
Initial public offering (net of issuance costs of $10,214,710)	—	—	10,000,000	109,785,290	—	—	—	—	—	—	109,785,290

	—	—	36,668,237	323,227,509	9,100,800	103,779,026	(725,000)	(23,802,560)	(111,119,557)	1,821,515	293,180,933

Net loss	—	—	—	—	—	—	—	—	(11,802,809)	—	(11,802,809)
Other comprehensive income
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(1,389,693)	(1,389,693)

Comprehensive loss	—	—	—	—	—	—	—	—	(11,802,809)	(1,389,693)	(13,192,502)

Balance at March 31, 2002	—	$—	36,668,237	$323,227,509	9,100,800	$103,779,026	$(725,000)	$(23,802,560)	$(122,922,366)	$431,822	$279,988,431

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited financial statements of ZymoGenetics, Inc. (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Operating results for such periods are not necessarily indicative of the results that may be expected for the full year or for any future period.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Common Stock Split

On January 9, 2002, the Company effected a 3.6-for-1 stock split of its common stock in the form of a stock dividend. All common stock share and per share amounts in the financial statements have been adjusted to reflect the stock split.

3.    Initial Public Offering

On February 1, 2002, the Company completed an initial public offering of common stock that was declared effective by the Securities and Exchange Commission (SEC) on January 31, 2002. All 10,000,000 shares of common stock offered in the final prospectus were sold at $12.00 per share. Net proceeds from the initial offering amounted to approximately $109.8 million.

Upon the completion of the initial public offering, 4,011,768 shares of Series B mandatorily redeemable convertible preferred stock converted to 14,442,359 shares of voting common stock, and 2,528,000 shares of Series A mandatorily redeemable convertible preferred stock converted to 9,100,800 shares of non-voting common stock. Also upon completion of the initial public offering, a 20,000,000 share increase in authorized voting common stock and the ZymoGenetics 2001 Stock Incentive Plan became effective.

4.    Net Loss per Share

Basic and diluted net loss per share has been computed based on net loss available to common shareholders and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded all mandatorily redeemable convertible preferred stock, all outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such shares are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31 (unaudited):

	2002	2001
Net loss attributable to common shareholders	$(13,520,674)	$(11,381,526)

Weighted-average shares used in computing basic and diluted net loss per share	32,896,910	11,792,520

Basic and diluted net loss per share	$(0.41)	$(0.97)

Antidilutive securities not included in net loss per share calculation
Mandatorily redeemable convertible preferred stock (as if converted)	—	23,543,159
Options to purchase common stock	7,220,987	5,427,449
Shares subject to repurchase	33,750	—

	7,254,737	28,970,608

Net loss attributable to common shareholders includes preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock. Due to the completion of the Company’s initial public offering in February 2002, the mandatorily redeemable convertible preferred stock was converted to common stock and the Company recorded one month of accrued preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock during the three months ended March 31, 2002.

5.    Short-term Investments

Short-term investments consisted of the following at March 31, 2002 (unaudited):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Type of security:
Commercial paper and money market	$6,830,909	$1,577	$(494)	$6,831,992
Corporate debt securities	65,045,374	520,151	(176,463)	65,389,062
Asset-backed securities	28,487,339	181,392	(39,740)	28,628,991
U.S. government and agency securities	50,664,490	262,167	(293,896)	50,632,761
International debt securities	8,319,401	27,266	(50,138)	8,296,529

Total	$159,347,513	$992,553	$(560,731)	$159,779,335

The following table summarizes contractual maturity information for the securities at March 31, 2002:

	Estimated	Amortized
	Fair Value	Cost
Maturity date:
Less than one year	$43,516,520	$43,329,501
Due in 1-5 years	113,196,195	112,926,171
Due in 6-10 years	3,066,620	3,091,841

Total	$159,779,335	$159,347,513

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as our objectives, forecasts, expectations and intentions. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” as well as those discussed elsewhere in this report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Business Overview

We are focused on the discovery, development and commercialization of therapeutic proteins for the treatment of human disease. We have been active in the area of therapeutic proteins for over 20 years, including 12 years as a wholly owned subsidiary of Novo Nordisk A/S, one of the world’s largest producers of therapeutic proteins. We were incorporated in the state of Washington in 1981. In 1988, Novo Nordisk acquired our outstanding capital stock and we became a wholly owned subsidiary. In November 2000, Novo Nordisk effected a significant restructuring. As part of this restructuring, we became an independent company in a transaction that included a $150 million private placement and the reduction of Novo Nordisk’s ownership to approximately 62% of our outstanding capital stock and less than 50% of our outstanding voting stock. In February 2002, we completed an initial public offering of our common stock, raising net proceeds of approximately $109.8 million and further reducing Novo Nordisk’s ownership stake.

We have contributed to the discovery or development of five marketed recombinant protein products with aggregate sales in 2000 of over $2 billion, which represented approximately 9% of the $23 billion market for therapeutic protein-based products. These products are Novolin® and NovoRapid® (insulin), NovoSeven® (Factor VIIa) and GlucaGen® (glucagon), marketed by Novo Nordisk, Regranex® (platelet-derived growth factor), marketed by Ortho-McNeil Pharmaceuticals, Inc., a Johnson & Johnson company, and Cleactor™  (tPA analog), marketed by Eisai Co., Ltd.

Results of Operations

Three months ended March 31, 2002 and 2001

Revenues.    Revenues increased by $0.7 million, from $5.1 million for the quarter ended March 31, 2001 to $5.8 million for the first quarter of 2002. This increase was primarily due to the completion of a license agreement with Novo Nordisk for the IL-21 protein and the recognition of the related payment of $750,000. Additionally, license fee revenue was recognized from the amortization of deferred revenue received in 2001. These license and milestone fees were partially offset by decreases in certain product royalties.

Research and development expenses.    Research and development expenses, exclusive of noncash stock-based compensation expense of $1.2 million and $0.1 million, for the quarters ended March 31, 2002 and 2001, respectively, increased by $3.2 million, from $11.1 million for the quarter ended March 31, 2001 to $14.3 million for the first quarter of 2002. This increase was primarily due to increased expenses for contract manufacturing and development to support the development of our lead internal product candidates, rh Factor XIII and rh Thrombin. Additionally, an increase of approximately 25 employees for the quarter ended March 31, 2002 as compared to the prior year period resulted in increased headcount related costs. We anticipate that research and development expenses will increase in the foreseeable future as we continue to advance our internal development programs.

General and administrative expenses.    General and administrative expenses, exclusive of noncash stock-based compensation expense of $0.6 million and $0.2 million, for the quarters ended March 31, 2002 and 2001, respectively, increased by $0.8 million, from $2.4 million for the quarter ended March 31, 2001 to $3.2 million for the first quarter of 2002. The increase was primarily due to an increase in administrative headcount and the related costs. The increase also resulted from increased expenses related to our operation as a public company effective February 2002. We anticipate that general and administrative expenses will increase in the foreseeable future as we continue to incur additional costs related to our operation as a public company.

Noncash stock-based compensation expense.    Noncash stock-based compensation expense was  $1.8 million and $0.3 million for the quarters ended March 31, 2002 and 2001, respectively. Noncash stock-based compensation expense is recognized over the vesting period of the underlying options, generally four years, using the straight-line method. The 2002 expense increase resulted from the granting of stock options during 2001 with estimated fair values exceeding the exercise prices of the options.

Interest and other income, net.    Interest and other income, net decreased by $0.7 million from $2.4 million in the first quarter of 2001 to $1.7 million for the quarter ended March 31, 2002. Our average cash invested in the 2002 period was greater than in the first quarter of 2001, but this factor was offset by lower interest rates available on our investments in 2002.

Liquidity and Capital Resources

As of March 31, 2002, we had $240.2 million in cash, cash equivalents and short-term investments, an increase of $93.1 million from December 31, 2001. The increase resulted from the completion of our initial public offering in February 2002, in which we raised net proceeds of approximately $109.8 million.

Net cash used in operating activities for the three months ended March 31, 2002 and 2001 was $13.4 million and $9.2 million, respectively. For the 2002 period, cash used in operations was greater than our net loss primarily due to various changes in our operating assets and liabilities, partially offset by non-cash items, such as depreciation and amortization and noncash stock-based compensation. We expect to continue to use cash to fund our operating activities in the future. This use of cash is expected to increase over time as we continue to expand our research and development activities and move product candidates into clinical trials.

Net cash used in investing activities for the three months ended March 31, 2002 and 2001 was $53.7 million and $0.8 million, respectively. Net cash used in investing activities in the 2002 period included $50.9 million for purchases of short-term investments, net of proceeds from sales and maturities, and $2.9 million for capital expenditures, including $1.2 million for the purchase of land to be used for the construction of a pilot manufacturing plant. We anticipate that our capital expenditures will increase in the future, particularly with respect to construction of the pilot manufacturing plant and a possible expansion of our existing research and development facilities.

Net cash provided by financing activities for the three months ended March 31, 2002 was $111.2 million. No cash was provided by financing activities in the 2001 period. Net cash provided by financing activities in 2002 included net proceeds of $110.7 million from the initial public offering completed in

February 2002 and proceeds of $0.5 million from the issuance of common stock to employees. Cash expenditures related to the initial public offering totaled $0.9 million in the year 2001.

We expect to incur substantial costs as we continue to expand our research and development activities, particularly as we move product candidates into clinical trials. We expect these expenditures to increase significantly over the next several years. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We believe that our existing cash resources, including the net proceeds of our recent initial public offering, will provide sufficient funding for these development programs through at least the end of 2004. If, at any time, our prospects for internally financing these programs decline, we may decide to reduce our ongoing investment in our development programs. We could reduce our investment by discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing product candidates that we might otherwise develop internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

We may need to expand our current facilities to meet the demands for our anticipated growth. If an expansion project is pursued, we expect the project to be completed by the end of 2004 and cost approximately $20 million. To date, we have made no material financial commitments related to the facility expansion. We are in the process of purchasing land for and designing a pilot manufacturing plant to be completed by the end of 2004. As of March 31, 2002, we have purchased land costing approximately $2.7 million. The cost of the pilot manufacturing plant is currently expected to be approximately $50 million. We intend to explore alternatives for financing these projects, including the mortgage or sale and leaseback of new or existing properties. To the extent we are unable to obtain such financing, we intend to use our working capital to pay for the projects.

Our long-term capital requirements and the adequacy of our available funds will depend on several factors, many of which may not be in our control, including:

•	the costs involved in filing, prosecuting, enforcing and defending patent claims;

•	the results of research and development programs;

•	cash flows under existing and potential future arrangements with licensees, collaborators and other parties; and

•	the costs associated with the expansion of our facilities.

Over the next several years we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, financing may not be available when we need it, or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced, and these securities may have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development programs or expansion plans, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally, with license terms that are not favorable to us.

Critical Accounting Policies

Revenue Recognition

We derive our revenues primarily from three different sources: option fees, product royalties and license and milestone fees.

Option fees–Novo Nordisk has been granted an option to obtain an exclusive license to an unlimited number of proteins discovered after August 1995 that modulate insulin-producing beta cells and for up to the greater of eight or 25% of our protein candidates discovered after August 1995, other than those related to beta cells, over a period of four years beginning November 10, 2000. In return, we are entitled to receive four annual payments of $7.5 million, the first of which was received in November 2000. Novo Nordisk may elect to extend the agreement for a period of two additional years, with the right to license up to four more protein candidates in return for continuing the $7.5 million annual payments to us. Upon exercise of an option by Novo Nordisk, we will receive a payment, the amount of which is dependent on the stage of the product candidate licensed. Additionally, Novo Nordisk will be obligated to make payments upon the achievement of predefined development milestones and to pay royalties on sales of resulting products. Each of the $7.5 million option payments is being recognized ratably over the twelve months following receipt.

Product royalties–We earn royalties on several products marketed and sold by Novo Nordisk and other companies. Royalty reports are received within 30 to 60 days after the end of each quarter. We record estimates at the end of each quarter based on historical sales information. Adjustments are made in the following quarter reflecting the difference between our estimate and actual reported royalties. To date, such adjustments have not been significant.

License and milestone fees–We enter into various licensing agreements that generate up-front payments with subsequent milestone payments earned based on the completion of development milestones. We exercise our best judgment in determining the period over which we have continuing commitments to perform under the agreements. Revenue from the upfront payments is recognized on a straight-line basis over this period, which has ranged in duration from one to ten years. Revenue from milestone payments is recognized when the milestone is achieved and amounts are due and payable.

Stock-based Compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), we have elected to follow Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for employee stock option grants and apply the disclosure-only provisions of SFAS 123 to account for our stock option plans. Under APB 25, compensation expense is based on the excess, if any, of the estimated fair value of our stock at the date of grant over the exercise price of the option. Management has exercised its judgment in determining the fair value of our stock with share prices varying from $9.09 to $15.11 for the year 2001 through January 31, 2002, after which date our common stock began trading publicly. Deferred compensation is amortized over the vesting period of the individual options using the straight-line method.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

A summary of important factors that may affect our business, our results of operations and our stock price follows. You should refer to our Annual Report or Form 10-K for the year ended December 31, 2001 for a more thorough discussion of these factors. The risks and uncertainties identified below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks identified in the factors below actually occur, our business, financial condition and operating results could be materially adversely affected.

Technological Risks

•	Our bioinformatics-based discovery strategy is unproven, and we do not know whether we will be able to discover any genes or proteins of commercial value.

•	We depend heavily on bioinformatics technology, which may prove to be ineffective in the discovery of therapeutic proteins.

•	The availability of novel genomic data may decrease in the future, which may adversely affect our ability to discover novel therapeutic proteins.

•	We may not be able to develop commercially viable products from the key protein categories on which we focus.

Intellectual Property Risks

•	Our patent applications may not result in issued patents, and our competitors may commercialize the discoveries we attempt to patent.

•	Third parties may infringe our patents or challenge their validity or enforceability.

•	We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.

•	Issued patents may not provide us with any competitive advantage or provide meaningful protection against competitors.

•	If other parties publish information about the genes or proteins we discover before we apply for patent protection, we may be unable to obtain patent protection.

•
The patent field relating to therapeutic protein-based products is subject to a great deal of uncertainty, and if patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize products based on proteins that we discovered.

•	We expect to incur significant expenses in applying for patent protection and prosecuting our patent applications.

•	We may be unable to protect our unpatented proprietary technology and information.

Product Development Risks

•	We have limited experience with product development activities.

•	We may experience failures or delays in commencing or completing clinical trials for product candidates.

•	Clinical trials may fail to demonstrate the safety and effectiveness of our product candidates, which could prevent or significantly delay their regulatory approval.

•	We may be unable to satisfy the rigorous government regulations relating to the development and commercialization of our product candidates.

•	We may encounter difficulties developing or commercializing our product candidate rh Factor XIII.

•	Our plan to use collaborations to leverage our capabilities may not be successful.

•	We may not be able to generate any revenue from product candidates developed by collaborators or licensees if they are unable to successfully develop those candidates.

•	Because we will depend on third parties to conduct laboratory tests and clinical trials, we may encounter delays in or lose some control over our efforts to develop product candidates.

Financial Risks

•	We anticipate incurring additional losses and may not achieve profitability.

•	Our operating results are subject to fluctuations that may cause our stock price to decline.

•
If we do not obtain substantial additional funding on acceptable terms, we may not be able to continue to grow our business or generate enough revenue to recover our investment in research and development.

General Business Risks

•	Novo Nordisk has substantial rights to license proteins we discover, which may limit our ability to pursue other collaboration or licensing arrangements or benefit from our discoveries.

•
Because we currently do not have the capability to manufacture materials for clinical trials or for commercial sale, we will have to rely on third parties to manufacture our potential products, and we may be unable to obtain required quantities in a timely manner or on acceptable terms, if at all.

•	We may not be successful in developing internal manufacturing capabilities or complying with applicable manufacturing regulations.

•	Environmental and health and safety laws may result in liabilities, expenses and restrictions on our operations.

•	Because we currently have no sales or marketing capabilities, we may be unable to successfully commercialize our potential products.

•	We may be required to defend lawsuits or pay damages in connection with alleged or actual harm caused by our product candidates.

•	Negative public opinion and increased regulatory scrutiny of genetic and clinical research may limit our ability to conduct our business.

•	Many of our competitors have substantially greater capabilities and resources than we do and may be able to develop and commercialize products before we do.

•	The failure to attract or retain key management or other personnel could decrease our ability to discover, develop and commercialize potential products.

•	If the health care system or reimbursement policies change, the prices of our potential products may fall or our potential sales may decline.

Other Risks

•	Our existing shareholders have significant control of our management and affairs, which they could exercise against your best interests.

•	Provisions in our charter documents could prevent or frustrate any attempts to replace our current management by shareholders.

•	Our stock price may be volatile.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, commercial paper and money market funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency exposure, nor do we hold derivative financial instruments.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

On March 7, 2002, we filed a patent infringement lawsuit against Immunex Corporation in the United States District Court for the Western District of Washington in Seattle. The lawsuit charges Immunex with directly and willfully infringing United States Patent Numbers 5,843,725, 6,018,026, 6,291,212 B1, 6,291,646 B1, 6,300,099 B1 and 6,323,323 B1 through the manufacture, importation and sale of Enbrel®, a dimeric fusion protein. We are seeking monetary damages and injunctive relief.

Item 2.    Changes in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities

In the quarter ended March 31, 2002, we issued 157,333 shares of unregistered common stock to employees pursuant to the exercise of stock options under our 2000 Stock Incentive Plan. These options were exercised at a weighted average exercise price of $2.78 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 and Section 4(2) of the Securities Act.

(d)  Use of Proceeds from Sale of Registered Securities

Our Registration Statement under the Securities Act of 1933 (File No. 333-69190) relating to our initial public offering, was declared effective by the SEC on January 31, 2002. From the effective date of the offering through March 31, 2002, we have invested the net proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 4.    Submission of Matters to a Vote of Security Holders

Effective January 29, 2002, the shareholders of ZymoGenetics, Inc. approved the following items in an action by written consent:

•
Amendment and restatement of our Articles of Incorporation to increase the number of authorized shares of common stock and address other matters in anticipation of completing the initial public offering;

•	Amendment and restatement of our Bylaws to approve the inclusion of indemnification provisions and to address certain matters in anticipation of completing the initial public offering; and

•	Adoption of the 2001 Stock Incentive Plan.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number

10.1
First Amendment to Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, dated as of February 4, 2002.

(b)    Reports on Form 8-K

 None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: May 9, 2002	By:	/s/ JAMES A. JOHNSON
James A. Johnson Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)