Form 10-Q
period 2002-06-30
ZYMOGENETICS INC
filed 2002-08-13
CIK 1129425

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 0-33489

ZYMOGENETICS, INC.
(exact name of registrant as specified in its charter)

Washington	91-1144498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common stock outstanding at August 06, 2002: 45,778,437 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2002

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$39,090,817	$36,393,551
Short-term investments	186,690,742	110,683,392
Receivables
Related party	494,456	449,314
Other	5,874,992	3,606,421
Prepaid expenses and other assets	2,907,957	2,291,270

Total current assets	235,058,964	153,423,948
Property and equipment, net	50,219,824	49,128,094
Other assets	2,752,847	2,882,522

Total assets	$288,031,635	$205,434,564

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,152,919	$4,109,382
Accrued liabilities	3,600,990	3,150,220
Deferred revenue	3,471,521	7,671,521

Total current liabilities	11,225,430	14,931,123
Other noncurrent liabilities	2,752,847	2,882,522
Deferred revenue, net of current portion	6,101,222	6,482,416
Commitments and contingencies
Mandatorily redeemable convertible preferred stock	—	260,540,387
Shareholders’ equity (deficit)
Common stock, no par value, 150,000,000 shares authorized, 45,771,462 and 12,063,600 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	427,009,987	55,855,870
Non-voting common stock, no par value, 30,000,000 shares authorized, none outstanding	—	—
Notes receivable from shareholders	(725,000)	(725,000)
Deferred stock compensation	(21,982,778)	(25,234,712)
Accumulated deficit	(138,054,817)	(111,119,557)
Accumulated other comprehensive income	1,704,744	1,821,515

Total shareholders’ equity (deficit)	267,952,136	(79,401,884)

Total liabilities, mandatorily redeemable convertible preferred stock and shareholders’ equity (deficit)	$288,031,635	$205,434,564

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Royalties
Related party	$1,077,670	$665,512	$2,591,762	$2,464,846
Other	800,266	866,664	1,437,021	2,285,536
Option fee from related party	1,875,000	1,875,000	3,750,000	3,750,000
License fees and milestone payments
Related party	—	—	750,000	—
Other	3,206,647	50,000	4,229,527	50,000

Total revenues	6,959,583	3,457,176	12,758,310	8,550,382

Operating expenses
Research and development (excludes noncash stock-based compensation expense of $1,234,259, $266,673, $2,461,227 and $353,497, respectively)	16,429,611	11,897,576	30,701,672	22,959,697
General and administrative (excludes noncash stock-based compensation expense of $585,523, $328,763, $1,164,934 and $507,266, respectively)	5,739,121	2,444,723	8,939,047	4,832,825
Noncash stock-based compensation expense	1,819,782	595,436	3,626,161	860,763

Total operating expenses	23,988,514	14,937,735	43,266,880	28,653,285

Loss from operations	(17,028,931)	(11,480,559)	(30,508,570)	(20,102,903)
Interest and other income, net	1,896,480	1,814,008	3,573,310	4,206,661

Net loss	(15,132,451)	(9,666,551)	(26,935,260)	(15,896,242)

Preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock	—	(5,152,313)	(1,717,865)	(10,304,148)

Net loss attributable to common shareholders	$(15,132,451)	$(14,818,864)	$(28,653,125)	$(26,200,390)

Basic and diluted net loss per share	$(0.33)	$(1.26)	$(0.73)	$(2.22)

Weighted-average number of shares used in computing basic and diluted net loss per share	45,750,736	11,792,520	39,325,390	11,792,520

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net loss	$(26,935,260)	$(15,896,242)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,854,096	2,750,046
Net (gain) loss on disposition of property and equipment	3,613	(1,113)
Noncash stock-based compensation	3,626,161	860,763
Net realized (gain) loss on sale of short-term investments	(136,043)	6,524
Amortization of premium on short-term investments	1,040,851	106,693
Changes in operating assets and liabilities
Receivables	(2,313,713)	610,365
Prepaid expenses and other assets	(1,389,452)	95,970
Accounts payable	43,537	(409,844)
Related party payables	—	(278,975)
Accrued liabilities	450,770	(924,386)
Deferred revenue	(4,581,194)	(3,750,000)
Other noncurrent liabilities	(129,676)	(260,783)

Net cash used in operating activities	(27,466,310)	(17,090,982)

Cash flows from investing activities
Purchases of property and equipment	(3,952,439)	(2,746,790)
Purchases of short-term investments	(140,037,519)	(168,686,208)
Proceeds from sale of property and equipment	3,000	37,177
Proceeds from sale and maturity of short-term investments	63,008,588	76,574,544

Net cash used in investing activities	(80,978,370)	(94,821,277)

Cash flows from financing activities
Net proceeds from issuance of common stock	110,684,449	—
Proceeds from exercise of stock options	457,497	—

Net cash provided by financing activities	111,141,946	—

Net increase (decrease) in cash and cash equivalents	2,697,266	(111,912,259)
Cash and cash equivalents at beginning of period	36,393,551	172,976,483

Cash and cash equivalents at end of period	$39,090,817	$61,064,224

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,082	$1,373

Noncash financing activities
Accretion on mandatorily redeemable convertible preferred stock	$87,719	$523,271

Dividends accrued on mandatorily redeemable convertible preferred stock	$1,630,146	$9,780,877

Recognition of prepaid offering costs	$902,441	$—

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited financial statements of ZymoGenetics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Operating results for such periods are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Upon the completion of the initial public offering, 4,011,768 shares of Series B mandatorily redeemable convertible preferred stock converted to 14,442,359 shares of voting common stock, and 2,528,000 shares of Series A mandatorily redeemable convertible preferred stock converted to 9,100,800 shares of non-voting common stock. Effective June 24, 2002, the 9,100,800 shares of non-voting common stock were converted into the same number of shares of voting common stock. Also upon completion of the initial public offering, a 20,000,000 share increase in authorized voting common stock and the ZymoGenetics 2001 Stock Incentive Plan became effective.

4.    Net Loss per Share

Basic and diluted net loss per share has been computed based on net loss available to common shareholders and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded all mandatorily redeemable convertible preferred stock and all outstanding options to purchase common stock from the calculation of diluted net loss per share, as such shares are antidilutive for all periods presented. In addition, shares subject to repurchase have been excluded from the calculation.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net loss per share (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss attributable to common shareholders	$(15,132,451)	$(14,818,864)	$(28,653,125)	$(26,200,390)

Weighted-average shares used in computing basic and diluted net loss per share	45,750,736	11,792,520	39,325,390	11,792,520

Basic and diluted net loss per share	$(0.33)	$(1.26)	$(0.73)	$(2.22)

Securities not included in net loss per share calculation:
Mandatorily redeemable convertible preferred stock (as if converted)	—	23,543,159	—	23,543,159
Options to purchase common stock	7,662,334	5,505,901	7,662,334	5,505,901
Shares subject to repurchase	20,250	—	20,250	—

Total	7,682,584	29,049,060	7,682,584	29,049,060

Net loss attributable to common shareholders includes preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock. Due to the completion of the Company’s initial public offering in February 2002, the mandatorily redeemable convertible preferred stock was converted to common stock and the Company recorded one month of accrued preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock during the six months ended June 30, 2002.

5.    Comprehensive Loss

Comprehensive loss was $13.9 million and $9.7 million for the quarters ended June 30, 2002 and 2001, respectively, and $27.1 million and $15.9 million for the six months ended June 30, 2002 and 2001, respectively. Comprehensive loss is comprised of net loss and unrealized gains and losses on short-term investments.

6.    Short-term Investments

Short-term investments consisted of the following at June 30, 2002 (unaudited):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Commercial paper and money market	$12,898,449	$230	$—	$12,898,679
Corporate debt securities	64,626,973	857,239	(10,982)	65,473,230
Asset-backed securities	35,572,786	239,332	(15,771)	35,796,347
U.S. government and agency securities	64,651,544	619,315	—	65,270,859
International debt securities	7,236,244	16,398	(1,015)	7,251,627

Total	$184,985,996	$1,732,514	$(27,768)	$186,690,742

The following table summarizes contractual maturity information for the securities at June 30, 2002 (unaudited):

	Estimated Fair Value	Amortized Cost
Maturity date:
Less than one year	$25,770,779	$25,769,182
Due in 1-5 years	160,919,963	159,216,814

Total	$186,690,742	$184,985,996

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

Results of Operations

Revenues.    Revenues increased by $3.5 million to $7.0 million for the quarter ended June 30, 2002, from $3.5 million for the second quarter of 2001. Revenues for the six months ended June 30, 2002 increased to $12.8 million from $8.6 million for the comparable period in 2001. The increases in revenue for both the three-month and six-month periods ended June 30, 2002 were primarily due to an increase in licensing arrangements and the recognition of revenues based on the achievement of development milestones. The increase in revenue for the six-month period was partially offset by a decrease in certain product royalties in 2002.

Research and development expenses.    Research and development expenses (exclusive of noncash stock-based compensation expense) increased by $4.5 million to $16.4 million for the quarter ended June 30, 2002, from $11.9 million for the second quarter of 2001. Research and development expenses (exclusive of noncash stock-based compensation expense) for the six months ended June 30, 2002 increased to $30.7 million from $23.0 million for the comparable period in 2001. The increases in research and development expenses for both the three-month and six-month periods ended June 30, 2002 were primarily due to increased expenses for contract manufacturing to support the development of two of our lead internal product candidates, rh Factor XIII and rh Thrombin. Additionally, an increase in personnel, primarily in areas supporting product development, for both the three and six-month periods, resulted in an increase in salaries and related costs. We anticipate that research and development expenses will increase in the foreseeable future as we continue to advance our internal development programs.

General and administrative expenses.    General and administrative expenses (exclusive of noncash stock-based compensation expense) increased by $3.3 million to $5.7 million for the quarter ended June 30, 2002, from $2.4 million for the second quarter of 2001. General and administrative expenses (exclusive of noncash stock-based compensation expense) for the six months ended June 30, 2002 increased to $8.9 million from $4.8 million for the comparable period in 2001. The year-to-year increase in both periods was due in part to our decision to postpone construction of a dedicated pilot manufacturing facility. This decision resulted in the write-off of capitalized design and engineering costs totaling $1.6 million. Additionally, the increases for both the three-month and six-month periods ended June 30, 2002 reflected an increase in personnel, which resulted in an increase in salaries and related costs; an increase in legal costs associated with our on-going patent infringement lawsuit with Amgen Incorporated (formerly Immunex Corporation) and increased expenses related to our operation as a public company. We anticipate that general and administrative expenses will increase in the foreseeable future commensurate with the growth of our company.

Noncash stock-based compensation expense.    Noncash stock-based compensation expense increased by $1.2 million to $1.8 million for the quarter ended June 30, 2002, from $0.6 million for the second quarter of 2001. Noncash stock-based compensation expense for the six months ended June 30, 2002, increased to $3.6 million from $0.9 million for the comparable period in 2001. Noncash stock-based compensation expense is recognized over the vesting period of the underlying options, generally four years, using the straight-line method. The year-to-year increases in both periods resulted from the granting of options during the second half of 2001 with estimated fair values exceeding the exercise prices of the options.

Interest and other income, net.    Interest and other income increased by $0.1 million to $1.9 million for the quarter ended June 30, 2002, from $1.8 million for the second quarter of 2001. Interest and other income for the six months ended June 30, 2002 decreased to $3.6 million from $4.2 million for the comparable period in 2001. Our average cash invested in the quarter ended June 30, 2002 was greater than in the comparable quarter of 2001, which was almost entirely offset by lower interest rates available on our investments in 2002. Our average cash invested for the six months ended June 30, 2002 was greater than in the comparable period in 2001, however the average interest rate available on our investments for the six months ended June 30, 2002 was approximately 2% lower than the average interest rate for the comparable period in 2001. The decrease was partially offset by an increase in net gains realized from dispositions of our short-term investments.

Liquidity and Capital Resources

As of June 30, 2002, we had $225.8 million in cash, cash equivalents and short-term investments, an increase of $78.7 million from December 31, 2001. The increase resulted from the completion of our initial public offering in February 2002, in which we raised net proceeds of $109.8 million.

Net cash used in operating activities for the six months ended June 30, 2002 and 2001 was $27.5 million and $17.1 million, respectively. The increase was primarily due to an increase in our net loss, partially offset by various changes in our operating assets and liabilities, and non-cash items such as depreciation and amortization and noncash stock-based compensation. We expect to continue to use cash to fund our operating activities in the future. This use of cash is expected to increase over time as we continue to advance our research and development programs and move product candidates into clinical trials.

Net cash used in investing activities for the six months ended June 30, 2002 and 2001 was $81.0 million and $94.8 million, respectively. Net cash used in investing activities in the 2002 period included $77.0 million for purchases of short-term investments, net of proceeds from sales and maturities, and $4.0 million for capital expenditures, including $1.2 million for the purchase of land intended to be used for the construction of a pilot manufacturing facility. We recently decided to defer the construction of this facility to an undetermined date in the future.

Net cash provided by financing activities for the six months ended June 30, 2002 was $111.1 million. No cash was provided by financing activities in the comparable period in 2001. Net cash provided by financing activities in 2002 consisted of net proceeds of $110.7 million (excluding $0.9 million of offering costs paid in 2001) from the initial public offering completed in February 2002 and proceeds of $0.5 million from the exercise of stock options by employees.

We expect to incur substantial costs as we continue to advance our research and development programs, particularly as we move product candidates into clinical trials. We expect these expenditures to increase over the next several years. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We believe that our existing cash resources, including the net proceeds of our recent initial public offering, will provide sufficient funding for these development programs for at least the next two to three years. If, at any time, our prospects for internally financing these programs decline, we may decide to reduce our ongoing investment in our development programs. We could reduce our investment by discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing product candidates that we might otherwise develop internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

We may need to expand our current laboratory and office facilities to meet the demands of our anticipated growth. If an expansion project is pursued, we expect the project to cost approximately $20.0 million. To date, we have made no material financial commitments related to the facility expansion. Through June 30, 2002, we have purchased land costing approximately $2.7 million and have a commitment to purchase additional land before the end of 2002 for approximately $1.8 million. This land is intended to be used for the construction of a dedicated pilot manufacturing plant, which we recently deferred to an undetermined date in the future. We intend to explore alternatives for financing these projects, including the mortgage or sale and leaseback of new or existing properties. To the extent we are unable to obtain such financing, we may use our working capital to pay for the projects.

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

•	We expect to incur significant expenses in applying for patent protection and prosecuting our patent applications.

•	We may be unable to protect our unpatented proprietary technology and information.

Product Development Risks

•	We have limited experience with product development activities.

•	We may experience failures or delays in commencing or completing clinical trials for product candidates.

•	Clinical trials may fail to demonstrate the safety and effectiveness of our product candidates, which could prevent or significantly delay their regulatory approval.

•	We may be unable to satisfy the rigorous government regulations relating to the development and commercialization of our product candidates.

•	We may encounter difficulties developing or commercializing our lead product candidate rh Factor XIII.

•	Our plan to use collaborations to leverage our capabilities may not be successful.

•	We may not be able to generate any revenue from product candidates developed by collaborators or licensees if they are unable to successfully develop those candidates.

•	Because we will depend on third parties to conduct laboratory tests and clinical trials, we may encounter delays in or lose some control over our efforts to develop product candidates.

Financial Risks

•	We anticipate incurring additional losses and may not achieve profitability.

•	Our operating results are subject to fluctuations that may cause our stock price to decline.

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

•	We may not be successful in developing internal manufacturing capabilities or complying with applicable manufacturing regulations.

•	Environmental and health and safety laws may result in liabilities, expenses and restrictions on our operations.

•	Because we currently have no sales or marketing capabilities, we may be unable to successfully commercialize our potential products.

•	We may be required to defend lawsuits or pay damages in connection with alleged or actual harm caused by our product candidates.

•	Negative public opinion and increased regulatory scrutiny of genetic and clinical research may limit our ability to conduct our business.

•	Many of our competitors have substantially greater capabilities and resources than we do and may be able to develop and commercialize products before we do.

•	The failure to attract or retain key management or other personnel could decrease our ability to discover, develop and commercialize potential products.

•	If the health care system or reimbursement policies change, the prices of our potential products may fall or our potential sales may decline.

Other Risks

•	Certain major shareholders have significant control of our management and affairs, which they could exercise against the best interests of other shareholders.

•	Provisions in our charter documents could prevent or frustrate any attempts to replace our current management by shareholders.

•	Our stock price may be volatile.

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

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(d) Use	of Proceeds from Registered Securities

Our Registration Statement under the Securities Act of 1933 (File No. 333-69190) relating to our initial public offering, was declared effective by the SEC on January 31, 2002. From the effective date of the offering through June 30, 2002, we have invested the net proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on June 21, 2002. Of the 36,669,812 voting shares of common stock outstanding as of the record date of the annual meeting, 30,615,044 shares, or 83.49% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy. Two proposals were submitted to our shareholders and approved at the annual meeting as follows:

Proposal 1:  Election of Directors:  The election of Jonathan S. Leff, George B. Rathmann, Ph.D. and Lars Rebien Sorensen to serve as members of the board of directors, with terms expiring in 2005, the election of Bruce L.A. Carter, Ph.D., Edward E. Penhoet, Ph.D. and Lori F. Rafield, Ph.D. to serve as members of the board of directors, with terms expiring in 2004 and the election of David I. Hirsh, Ph.D. and Kurt Anker Nielsen to serve as members of the board of directors, with terms expiring in 2003. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

Name	Votes For	Votes Withheld
Jonathan S. Leff	30,611,694	3,350
George B. Rathmann, Ph.D.	30,611,094	3,950
Lars Rebien Sorensen	30,464,527	150,517
Bruce L.A. Carter, Ph.D.	29,787,094	827,950
Edward E. Penhoet, Ph.D.	30,611,944	3,100
Lori F. Rafield, Ph.D.	30,611,894	3,150
David I. Hirsh, Ph.D.	30,611,894	3,150
Kurt Anker Nielsen	30,611,794	3,250

Proposal 2:  Amendment to our Amended and Restated Articles of Incorporation:  The amendment to Section 2.2.2(a) of our Amended and Restated Articles of Incorporation to change the definition of “Qualified Public Offering”. In accordance with Washington State law, our non-voting common stock was entitled to vote on this proposal. The number of votes cast for, cast against or abstaining from Proposal 2, both in person and by proxy, and broker non-votes was as follows:

Votes For	27,379,062
Votes Against	749,534
Abstaining	8,580
Broker Non-votes	2,477,868

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of ZymoGenetics, Inc.

99.1	Certification of Bruce L.A. Carter Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of James A. Johnson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

By:	/s/ JAMES A. JOHNSON
James A. Johnson Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)
Date:  August 12, 2002