Form 10-Q
period 2002-09-30
ZYMOGENETICS INC
filed 2002-11-12
CIK 1129425

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at November 1, 2002: 45,798,569 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2002

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$16,181,734	$36,393,551
Short-term investments	198,966,637	110,683,392
Receivables
Related party	834,017	449,314
Other	2,802,395	3,606,421
Prepaid expenses and other assets	2,500,139	2,291,270

Total current assets	221,284,922	153,423,948

Property and equipment, net	49,855,594	49,128,094
Other assets	2,421,541	2,882,522

Total assets	$273,562,057	$205,434,564

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,465,319	$4,109,382
Accrued liabilities	4,780,658	3,150,220
Deferred revenue	1,596,521	7,671,521

Total current liabilities	8,842,498	14,931,123

Other noncurrent liabilities	2,421,541	2,882,522
Deferred revenue, net of current portion	5,910,545	6,482,416

Commitments and contingencies
Mandatorily redeemable convertible preferred stock	—	260,540,387
Shareholders’ equity (deficit)
Common stock, no par value, 150,000,000 shares authorized, 45,796,309 and 12,063,600 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	427,101,833	55,855,870
Non-voting common stock, no par value, 30,000,000 shares authorized, none outstanding	—	—
Notes receivable from shareholders	(725,000)	(725,000)
Deferred stock compensation	(20,197,333)	(25,234,712)
Accumulated deficit	(152,520,907)	(111,119,557)
Accumulated other comprehensive income	2,728,880	1,821,515

Total shareholders’ equity (deficit)	256,387,473	(79,401,884)

Total liabilities, mandatorily redeemable convertible preferred stock and shareholders’ equity (deficit)	$273,562,057	$205,434,564

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Royalties
Related party	$1,555,745	$1,322,700	$4,147,507	$3,787,546
Other	797,800	859,676	2,234,821	3,145,212
Option fee from related party	1,875,000	1,875,000	5,625,000	5,625,000
License fees and milestone payments
Related party	1,505,000	—	2,255,000	—
Other	191,927	288,599	4,421,454	338,599

Total revenues	5,925,472	4,345,975	18,683,782	12,896,357

Operating expenses
Research and development (excludes noncash stock-based compensation expense of $982,585, $722,207, $3,443,812 and $1,075,704, respectively)	16,425,236	12,050,563	47,126,908	35,010,260
General and administrative (excludes noncash stock-based compensation expense of $832,927, $403,636, $1,997,861 and $910,902, respectively)	3,834,710	2,451,063	12,773,757	7,283,888
Noncash stock-based compensation expense	1,815,512	1,125,843	5,441,673	1,986,606

Total operating expenses	22,075,458	15,627,469	65,342,338	44,280,754

Loss from operations	(16,149,986)	(11,281,494)	(46,658,556)	(31,384,397)
Interest and other income, net	1,683,896	1,555,233	5,257,206	5,761,894

Net loss	(14,466,090)	(9,726,261)	(41,401,350)	(25,622,503)

Preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock	—	(5,152,794)	(1,717,865)	(15,456,942)

Net loss attributable to common shareholders	$(14,466,090)	$(14,879,055)	$(43,119,215)	$(41,079,445)

Basic and diluted net loss per share	$(0.32)	$(1.26)	$(1.04)	$(3.48)

Weighted-average number of shares used in computing basic and diluted net loss per share	45,770,427	11,826,120	41,476,536	11,803,720

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net loss	$(41,401,350)	$(25,622,503)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,343,586	4,069,407
Net (gain) loss on disposition of property and equipment	187,104	(7,956)
Noncash stock-based compensation	5,441,673	1,986,606
Net realized (gain) loss on sale of short-term investments	(360,266)	6,012
Amortization of premium on short-term investments	1,678,441	404,902
Changes in operating assets and liabilities
Receivables	419,324	391,637
Prepaid expenses and other assets	(650,329)	787,517
Accounts payable	(1,644,063)	204,966
Related party payables	—	(278,975)
Accrued liabilities	1,630,438	(797,692)
Deferred revenue	(6,646,871)	2,936,401
Other noncurrent liabilities	(460,981)	(640,203)

Net cash used in operating activities	(37,463,294)	(16,559,881)

Cash flows from investing activities
Purchases of property and equipment	(5,289,690)	(4,650,470)
Purchases of short-term investments	(192,314,186)	(193,961,453)
Proceeds from sale of property and equipment	31,500	72,698
Proceeds from sale and maturity of short-term investments	103,620,131	85,052,860

Net cash used in investing activities	(93,952,245)	(113,486,365)

Cash flows from financing activities
Net proceeds from issuance of common stock	110,676,704	—
Proceeds from exercise of stock options	527,018	15,000

Net cash provided by financing activities	111,203,722	15,000

Net decrease in cash and cash equivalents	(20,211,817)	(130,031,246)
Cash and cash equivalents at beginning of period	36,393,551	172,976,483

Cash and cash equivalents at end of period	$16,181,734	$42,945,237

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,732	$8,562

Noncash financing activities
Accretion on mandatorily redeemable convertible preferred stock	$87,719	$785,626

Dividends accrued on mandatorily redeemable convertible preferred stock	$1,630,146	$14,671,316

Recognition of prepaid offering costs	$902,441	$—

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

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001.

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

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the calculation of basic and diluted net loss per share (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss attributable to common shareholders	$(14,466,090)	$(14,879,055)	$(43,119,215)	$(41,079,445)

Weighted-average shares used in computing basic and diluted net loss per share	45,770,427	11,826,120	41,476,536	11,803,720

Basic and diluted net loss per share	$(0.32)	$(1.26)	$(1.04)	$(3.48)

Securities not included in net loss per share calculation:
Mandatorily redeemable convertible preferred stock (as if converted)	—	23,543,159	—	23,543,159
Options to purchase common stock	8,026,272	6,402,292	8,026,272	6,402,292
Shares subject to repurchase	13,500	87,750	13,500	87,750

Total	8,039,772	30,033,201	8,039,772	30,033,201

Net loss attributable to common shareholders includes preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock. Due to the completion of the Company’s initial public offering in February 2002, the mandatorily redeemable convertible preferred stock was converted to common stock and the Company recorded one month of accrued preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock during the nine months ended September 30, 2002.

5.    Comprehensive Loss

Comprehensive loss was $13.4 million and $7.7 million for the three months ended September 30, 2002 and 2001, respectively, and $40.5 million and $23.6 million for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive loss is comprised of net loss and unrealized gains and losses on short-term investments.

6.    Short-term Investments

Short-term investments consisted of the following at September 30, 2002 (unaudited):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Commercial paper and money market	$16,562,607	$124	$0	$16,562,731
Corporate debt securities	53,610,487	1,016,693	(4,129)	54,623,051
Asset-backed securities	30,619,933	266,933	(741)	30,886,125
U.S. government and agency securities	89,497,813	1,397,101	0	90,894,914
International debt securities	5,946,919	54,903	(2,006)	5,999,816

Total	$196,237,759	$2,735,754	$(6,876)	$198,966,637

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes contractual maturity information for the securities at September 30, 2002 (unaudited):

	Estimated Fair Value	Amortized Cost
Maturity date:
Less than one year	$29,690,608	$29,682,491
Due in 1-5 years	167,247,870	164,525,102
Due in 6-10 years	2,028,160	2,030,166

Total	$198,966,637	$196,237,759

7.    Subsequent Event

On October 4, 2002, the Company completed a sale and leaseback transaction involving its headquarter buildings located in Seattle, Washington. The three buildings were sold for a total purchase price of $52.3 million. Simultaneously, the Company agreed to lease the buildings from the purchaser for a period of 15 years, subject to four five-year renewal options. Net proceeds from this transaction amounted to approximately $50 million and a gain on the sale of approximately $14 million will be deferred and recognized ratably over the initial lease term. The initial rental payment of $5.1 million per year will increase by 3.5% each year during the initial term. The Company will recognize rent expense of $6.6 million per year, which is the average annual rent over the initial lease term. The Company has retained an option to expand one of the leased buildings. Planning is underway to pursue this option in 2003. If this expansion project is pursued, it is expected to cost approximately $26.5 million, including all related equipment costs. The purchaser has agreed to finance a substantial portion of these costs. To date, no material financial commitments have been made related to the facility expansion.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as our objectives, forecasts, expectations and intentions. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” as well as those discussed elsewhere in this report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Business Overview

We are focused on the discovery, development and commercialization of therapeutic proteins for the treatment of human disease. We have been active in the area of therapeutic proteins for over 20 years, including 12 years as a wholly owned subsidiary of Novo Nordisk A/S, one of the world’s largest producers of therapeutic proteins. We were incorporated in the state of Washington in 1981. In 1988, Novo Nordisk acquired our outstanding capital stock and we became a wholly owned subsidiary. In November 2000, Novo Nordisk effected a significant restructuring. As part of this restructuring, we became an independent company in a transaction that included a $150 million private placement and the reduction of Novo Nordisk’s ownership to approximately 62% of our outstanding capital stock and less than 50% of our outstanding voting stock. In February 2002, we completed an initial public offering of our common stock, raising net proceeds of $109.8 million and further reducing Novo Nordisk’s ownership stake.

Results of Operations

Revenues. Revenues increased by $1.6 million to $5.9 million for the quarter ended September 30, 2002, from $4.3 million for the third quarter of 2001. Revenues for the nine months ended September 30, 2002 increased to $18.7 million from $12.9 million for the comparable period in 2001. The increases in revenue for both the three-month and nine-month periods ended September 30, 2002 were primarily due to an increase in licensing arrangements and the recognition of revenues based on the achievement of development milestones. The increase in revenue for the nine-month period was partially offset by a decrease in product royalties in 2002.

Research and development expenses. Research and development expenses (exclusive of noncash stock-based compensation expense) increased by $4.4 million to $16.4 million for the quarter ended September 30, 2002, from $12.1 million for the third quarter of 2001. Research and development expenses (exclusive of noncash stock-based compensation expense) for the nine months ended September 30, 2002 increased to $47.1 million from $35.0 million for the comparable period in 2001. The increases in research and development expenses for both the three-month and nine-month periods ended September 30, 2002 were primarily due to increased expenses for contract manufacturing to support the development of two of our lead internal product candidates, rh Factor XIII and rh Thrombin. Additionally, an increase in personnel, primarily in areas supporting product development, for both the three and nine-month periods, resulted in an increase in salaries and related costs. We anticipate that research and development expenses will increase in the foreseeable future as we continue to advance our internal development programs.

General and administrative expenses. General and administrative expenses (exclusive of noncash stock-based compensation expense) increased by $1.4 million to $3.8 million for the quarter ended September 30, 2002, from $2.4 million for the third quarter of 2001. General and administrative expenses (exclusive of noncash stock-based compensation expense) for the nine months ended September 30, 2002 increased to $12.8 million from $7.3 million for the comparable period in 2001. The increases for both the three-month and nine-month periods ended September 30, 2002 reflected an increase in administrative personnel, which resulted in an increase in salaries and related costs; an increase in legal costs associated with our ongoing patent infringement lawsuit with Amgen Inc. (formerly with Immunex Corporation, prior to its acquisition by Amgen Inc.) and increased expenses related to our operation as a public company. Additionally, the year-to-year increase for the nine-month period was affected by our decision to postpone construction of a dedicated pilot manufacturing facility. This decision resulted in the write-off of capitalized design and engineering costs totaling $1.6 million in the second quarter of 2002. We anticipate that general and administrative expenses will increase in the foreseeable future commensurate with the growth of our company.

Noncash stock-based compensation expense. Noncash stock-based compensation expense increased by $0.7 million to $1.8 million for the quarter ended September 30, 2002, from $1.1 million for the third quarter of 2001. Noncash stock-based compensation expense for the nine months ended September 30, 2002, increased to $5.4 million from $2.0 million for the comparable period in 2001. Noncash stock-based compensation expense is recognized over the vesting period of the underlying options, generally four years, using the straight-line method. The year-to-year increases in both periods resulted from the granting of options during the second half of 2001 with estimated fair values exceeding the exercise prices of the options.

Interest and other income, net. Interest and other income increased by $0.1 million to $1.7 million for the quarter ended September 30, 2002, from $1.6 million for the third quarter of 2001. Interest and other income for the nine months ended September 30, 2002 decreased to $5.3 million from $5.8 million for the comparable period in 2001. Our average cash invested in the quarter ended September 30, 2002 was greater than in the comparable quarter of 2001, the effect of which was almost entirely offset by lower interest rates available on our investments in 2002. Our average cash invested for the nine months ended September 30, 2002 was greater than in the comparable period in 2001, however the average interest rate available on our investments for the nine months ended September 30, 2002 was lower than the average interest rate for the comparable period in 2001. The decreases in interest income was partially offset by an increase in net gains realized from dispositions of our short-term investments.

Liquidity and Capital Resources

As of September 30, 2002, we had $215.1 million in cash, cash equivalents and short-term investments, an increase of $68.1 million from December 31, 2001. The increase resulted from the completion of our initial public offering in February 2002, in which we raised net proceeds of $110.7 million.

Net cash used in operating activities for the nine months ended September 30, 2002 and 2001 was $37.5 million and $16.6 million, respectively. The increase was primarily due to an increase in our net loss, partially offset by various changes in our operating assets and liabilities, and non-cash items such as depreciation and amortization and non-cash stock-based compensation. We expect to continue to use cash to fund our operating activities in the future. This use of cash is expected to increase over time as we continue to advance our research and development programs and move product candidates into and through clinical trials.

Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $94.0 million and $113.5 million, respectively. Net cash used in investing activities in the 2002 period included $88.7 million for purchases of short-term investments, net of proceeds from sales and maturities, and $5.3 million for capital expenditures, including $1.2 million for the purchase of land intended to be used for the construction of a pilot manufacturing facility. On October 16, 2002, we purchased the final parcel of land intended for the pilot manufacturing facility, which was provided for under an existing agreement. We recently decided to defer the construction of this facility to an undetermined date in the future.

Net cash provided by financing activities for the nine months ended September 30, 2002 and 2001 was $111.2 million and $15,000, respectively. Net cash provided by financing activities in 2002 consisted of net proceeds of $110.7 million (excluding $0.9 million of offering costs paid in 2001) from the initial public offering completed in February 2002 and proceeds of $0.5 million from the exercise of stock options by employees.

On October 4, 2002, we completed a sale and leaseback transaction involving our headquarter buildings located in Seattle, Washington. The three buildings were sold for a total purchase price of $52.3 million. Simultaneously, we agreed to lease the buildings from the purchaser for a period of 15 years, subject to four five-year renewal options. Net proceeds from this transaction amounted to approximately $50 million and a gain on the sale of approximately $14 million will be deferred and recognized ratably over the initial lease term. The initial rental payment of $5.1 million per year will increase by 3.5% each year during the initial term. We will recognize rent expense of $6.6 million per year, which is the average annual rent over the initial lease term. We have retained an option to expand one of the leased buildings. Planning is underway to pursue this option in 2003. If this expansion project is pursued, we expect the project to cost approximately $26.5 million, including all related equipment costs. The purchaser has agreed to finance a substantial portion of these costs. To date, we have made no material financial commitments related to the facility expansion.

We expect to incur substantial costs as we continue to advance our research and development programs, particularly as we move product candidates into clinical trials. We expect these expenditures to increase over the next several years. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We believe that our existing cash resources, including the net proceeds of $50.2 million from the sale and leaseback transaction completed in October 2002, will provide sufficient funding to support our operations for at least the next three years. If, at any time, our prospects for financing our operations decline, we may decide to reduce our ongoing investment in our development programs. We could reduce our investment by discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing product candidates that we might otherwise develop internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

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

•	We may not be successful in developing internal manufacturing capabilities or complying with applicable manufacturing regulations.

•	Environmental and health and safety laws may result in liabilities, expenses and restrictions on our operations.

•	Because we currently have no sales or marketing capabilities, we may be unable to successfully commercialize our potential products.

•	We may be required to defend lawsuits or pay damages in connection with alleged or actual harm caused by our product candidates.

•	Negative public opinion and increased regulatory scrutiny of genetic and clinical research may limit our ability to conduct our business.

•	Many of our competitors have substantially greater capabilities and resources than we do and may be able to develop and commercialize products before we do.

•	The failure to attract or retain key management or other personnel could decrease our ability to discover, develop and commercialize potential products.

•	If the health care system or reimbursement policies change, the prices of our potential products may fall or our potential sales may decline.

Other Risks

•	Certain major shareholders have significant control of our management and affairs, which they could exercise against other shareholders’ best interests.

•	Provisions in our charter documents could prevent or frustrate any attempts to replace our current management by shareholders.

•	Our stock price may be volatile.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of interest-bearing instruments, including government and agency securities, high-grade corporate bonds, asset-backed securities, commercial paper and money market funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency exposure, nor do we hold derivative financial instruments.

Item 4.    Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this report, have concluded that, as of such date our disclosure controls and procedures were effective. There were no significant changes in our internal controls or, to our knowledge, other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(d)  Use of Proceeds from Sale of Registered Securities

Our Registration Statement under the Securities Act of 1933 (File No. 333-69190) relating to our initial public offering, was declared effective by the SEC on January 31, 2002. From the effective date of the offering through September 30, 2002 we have invested the net proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number

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

ZYMOGENETICS, INC.

Date:	November 8, 2002	By:	/s/ JAMES A. JOHNSON

James A. Johnson Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

CERTIFICATIONS

I, Bruce LA. Carter, certify that:
1.    I have reviewed this quarterly report on Form 10-Q of ZymoGenetics, Inc. (the “Company”);
2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4.    The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
a)    designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)    evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.    The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):
a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and
b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
6.    The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/s/ BRUCE L.A. CARTER

Bruce L.A. Carter President and Chief Executive Officer

I, James A. Johnson, certify that:
1.    I have reviewed this quarterly report on Form 10-Q of ZymoGenetics, Inc. (the “Company”);
2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4.    The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
a)    designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)    evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.    The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and
b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and
6.    The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/s/ JAMES A. JOHNSON

James A. Johnson Senior Vice President and Chief Financial Officer