Form 10-Q
period 2003-03-31
ZYMOGENETICS INC
filed 2003-05-12
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Common stock outstanding at April 30, 2003: 45,983,097 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2003

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,805,769	$55,578,707
Short-term investments	244,737,648	229,858,985
Receivables
Related party	1,699,966	388,655
Interest and other receivables	2,997,845	3,328,028
Prepaid expenses and other assets	4,277,060	2,252,879

Total current assets	276,518,288	291,407,254
Property and equipment, net	17,087,590	17,252,932
Other assets	3,592,349	3,572,806

Total assets	$297,198,227	$312,232,992

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,691,803	$3,172,193
Accrued liabilities	4,279,951	5,689,066
Deferred gain on sale of assets	959,860	959,860
Deferred revenue	8,552,897	10,310,064

Total current liabilities	17,484,511	20,131,183
Deferred gain on sale of assets, net of current portion	12,965,848	13,205,812
Deferred revenue, net of current portion	5,529,191	6,524,039
Deferred lease obligations	752,280	380,136
Other noncurrent liabilities	2,743,350	2,723,806
Commitments and contingencies
Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized, 45,929,290 and 45,815,031 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	427,019,520	427,009,984
Non-voting common stock, no par value, 30,000,000 shares authorized	—	—
Notes receivable from shareholders	(725,000)	(725,000)
Deferred stock compensation	(16,193,729)	(18,290,550)
Accumulated deficit	(154,672,362)	(141,535,635)
Accumulated other comprehensive income	2,294,618	2,809,217

Total shareholders’ equity	257,723,047	269,268,016

Total liabilities and shareholders’ equity	$297,198,227	$312,232,992

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues
Royalties
Related party	$1,619,271	$1,514,092
Other	776,907	636,755
Option fee from related party	1,875,000	1,875,000
License fees and milestone payments
Related party	1,723,838	750,000
Other	238,260	1,022,880

Total revenues	6,233,276	5,798,727

Operating expenses
Research and development (excludes noncash stock-based compensation expense of $1,128,231 and $1,226,969 in 2003 and 2002, respectively)	16,675,965	14,272,061
General and administrative (excludes noncash stock-based compensation expense of $638,150 and $579,410 in 2003 and 2002, respectively)	3,344,287	3,199,926
Noncash stock-based compensation expense	1,766,381	1,806,379

Total operating expenses	21,786,633	19,278,366

Loss from operations	(15,553,357)	(13,479,639)
Interest and other income, net	2,416,630	1,676,830

Net loss	(13,136,727)	(11,802,809)
Preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock	—	(1,717,865)

Net loss attributable to common shareholders	$(13,136,727)	$(13,520,674)

Basic and diluted net loss per share	$(0.29)	$(0.41)

Weighted-average number of shares used in computing basic and diluted net loss per share	45,870,603	32,896,910

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$(13,136,727)	$(11,802,809)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,073,791	1,420,322
Net (gain) loss on disposition of property and equipment	(9,467)	760
Noncash stock-based compensation	1,766,381	1,806,379
Net realized gain on sale of short-term investments	(501,241)	(39,253)
Amortization of premium on short-term investments	869,304	428,077
Amortization of deferred gain on sale of assets	(239,965)	—
Changes in operating assets and liabilities
Receivables	(981,128)	(272,524)
Prepaid expenses and other assets	(2,043,724)	(1,754,806)
Accounts payable	519,609	(1,259,079)
Accrued liabilities	(1,409,115)	458,012
Deferred revenue	(2,752,015)	(2,515,797)
Deferred lease obligations	372,144	—
Other noncurrent liabilities	19,544	148,086

Net cash used in operating activities	(16,452,609)	(13,382,632)

Cash flows from investing activities
Purchases of property and equipment	(917,577)	(2,872,654)
Purchases of short-term investments	(82,853,378)	(80,525,348)
Proceeds from sale of property and equipment	18,595	—
Proceeds from sale and maturity of short-term investments	67,092,055	29,650,886

Net cash used in investing activities	(16,660,305)	(53,747,116)

Cash flows from financing activities
Net proceeds from equity offering	—	110,728,472
Proceeds from exercise of stock options	339,976	450,761

Net cash provided by financing activities	339,976	111,179,233

Net increase (decrease) in cash and cash equivalents	(32,772,937)	44,049,485
Cash and cash equivalents at beginning of period	55,578,707	36,393,551

Cash and cash equivalents at end of period	$22,805,769	$80,443,036

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,817	$1,793

Noncash financing activities:
Accretion on mandatorily redeemable convertible preferred stock	$—	$87,719

Dividends accrued on mandatorily redeemable convertible preferred stock	$—	$1,630,146

Recognition of prepaid offering costs	$—	$943,181

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of ZymoGenetics, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Operating results for such periods are not necessarily indicative of the results that may be expected for the full year or for any future period.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2002.

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

2. Net Loss per Share

Basic and diluted net loss per share has been computed based on net loss available to common shareholders and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded all outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such shares are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31 (unaudited):

	2003	2002
Net loss attributable to common shareholders	$(13,136,727)	$(13,520,674)

Weighted-average shares used in computing basic and diluted net loss per share	45,870,603	32,896,910

Basic and diluted net loss per share	$(0.29)	$(0.41)

Antidilutive securities not included in net loss per share calculation:
Options to purchase common stock	9,537,366	7,220,987
Shares subject to repurchase	—	33,750

	9,537,366	7,254,737

Net loss attributable to common shareholders includes preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock. Due to the completion of the Company’s initial public offering in February 2002, the mandatorily redeemable convertible preferred stock was converted to common stock and the Company recorded one month of accrued preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock during the three months ended March 31, 2002. In addition, prior to their conversion, 23,543,159 of mandatorily redeemable convertible preferred stock were excluded from the calculation of diluted net loss per share, as such shares are antidilutive.

3. Short-term Investments

Short-term investments, which are classified as available-for-sale, consisted of the following at March 31, 2003 (unaudited):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$68,539,855	$866,773	$(10,740)	$69,395,888
Asset-backed securities	51,630,567	348,251	(15,408)	51,963,410
U.S. government and agency securities	119,170,226	1,049,084	(16,442)	120,202,868
Foreign government securities	3,102,382	73,100	—	3,175,482

Total	$242,443,030	$2,337,208	$(42,590)	$244,737,648

The following table summarizes contractual maturity information for the securities at March 31, 2003:

	Estimated Fair Value	Amortized Cost
Maturity date:
Less than one year	$93,991,836	$93,174,666
Due in 1-3 years	150,745,812	149,268,364

Total	$244,737,648	$242,443,030

4. Stock Compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for employee stock option grants and apply the disclosure-only provisions of SFAS 123 to account for its stock option plans. Under APB 25, compensation expense is based on the excess, if any, of the estimated fair value of its stock at the date of grant over the exercise price of the option. Deferred compensation is amortized over the vesting period of the individual options, using the straight-line method.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the quarter ended March 31:

	2003	2002
Net loss attributable to common shareholders, as reported	$(13,136,727)	$(13,520,674)
Add: stock-based compensation under APB 25 included in reported net loss	1,766,381	1,806,379
Deduct: total stock-based compensation expense determined under the fair value method	(2,550,033)	(2,225,381)

Net loss attributable to common shareholders, pro forma	$(13,920,379)	$(13,939,676)

Basic and diluted net loss per share, as reported	$(0.29)	$(0.41)

Basic and diluted net loss per share, pro forma	$(0.30)	$(0.42)

5. Comprehensive Loss

Comprehensive loss was $13.7 million and $13.2 million for the three months ended March 31, 2003 and 2002, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term investments. Accumulated other comprehensive income at March 31, 2003 included $0.5 million of unrealized losses on short-term investments.

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

Business Overview

We are focused on the discovery, development and commercialization of therapeutic proteins for the treatment of human disease. We have been active in the area of therapeutic proteins for over 20 years, including 12 years as a wholly owned subsidiary of Novo Nordisk A/S, one of the world’s largest producers of therapeutic proteins. We were incorporated in the state of Washington in 1981. In 1988, Novo Nordisk acquired our outstanding capital stock and we became a wholly owned subsidiary. In November 2000, Novo Nordisk effected a significant restructuring. As part of this restructuring, we became an independent company in a transaction that included a $150 million private placement and the reduction of Novo Nordisk’s ownership to approximately 62% of our outstanding capital stock and less than 50% of our outstanding voting stock. In February 2002, we completed an initial public offering of our common stock, raising net proceeds of approximately $109.8 million and further reducing Novo Nordisk’s ownership stake to approximately 48%.

Results of Operations

Three months ended March 31, 2003 and 2002

Revenues. Revenues increased by $0.4 million, from $5.8 million for the quarter ended March 31, 2002 to $6.2 million for the first quarter of 2003. This increase was primarily due to the achievement of a preclinical milestone by Novo Nordisk related to Interleukin 21 (IL-21), and the recognition of the related $1.0 million payment. Additionally, license fee revenue was recognized from the amortization of deferred revenue associated with the Novo Nordisk IL-21 collaboration agreement signed in December 2002. These increases were partially offset by decreases in certain other license fees, which were recognized as deferred revenue in 2001 and fully amortized as revenue during 2002.

Research and development expenses. Research and development expenses, exclusive of noncash stock-based compensation expense of $1.1 million and $1.2 million, for the quarters ended March 31, 2003 and 2002, respectively, increased by $2.4 million, from $14.3 million for the quarter ended March 31, 2002 to $16.7 million for the first quarter of 2003. The increase was primarily due to increased rent expense resulting from the sale and leaseback transaction completed during the fourth quarter of 2002. Additionally, an increase of approximately 37 employees, largely related to product development, for the quarter ended March 31, 2003 as compared to the prior year period, resulted in increased headcount-related costs. These increases were partially offset by cost recoveries from Novo Nordisk under the IL-21 collaboration agreement signed in December 2002. Novo Nordisk agreed to pay up to $7.0 million for its 50% share of IL-21 development costs incurred from January 1, 2003 through the filing of the Investigational New Drug application. Their share of the costs for the first quarter of 2003 was recorded as an offset to our research and development expense.

General and administrative expenses. General and administrative expenses, exclusive of noncash stock-based compensation expense of $0.6 million for each period presented, increased by $0.1 million, from $3.2 million for the quarter ended March 31, 2002 to $3.3 million for the first quarter of 2003. The increase was primarily due to increased rent expense resulting from the sale and leaseback transaction completed during the fourth quarter of 2002, which was partially offset by a decrease in the level of spending on consumables.

Noncash stock-based compensation expense. Noncash stock-based compensation expense was $1.8 million for each of the quarters ended March 31, 2003 and 2002. Noncash stock-based compensation expense is recognized over the vesting period of the underlying options, generally four years, using the straight-line method and resulted from the granting of stock options during 2001 and January 2002 with estimated fair values exceeding the exercise prices of the options.

Interest and other income, net. Interest and other income, net increased by $0.7 million from $1.7 million in the first quarter of 2002 to $2.4 million for the quarter ended March 31, 2003. The increase was primarily due to gains realized on the sale of certain short-term investments. Additionally, the amortization of the deferred gain related to the sale of our facilities in 2002 contributed to the increase.

Liquidity and Capital Resources

As of March 31, 2003, we had $267.5 million in cash, cash equivalents and short-term investments, a decrease of $17.9 million from December 31, 2002. The decrease largely resulted from the use of cash to fund our operations for the first quarter of 2003.

Net cash used in operating activities for the three months ended March 31, 2003 and 2002 was $16.5 million and $13.4 million, respectively. Cash used in operations was greater than our net loss for both three-month periods primarily due to the amortization of deferred revenue and increases in prepaid expenses associated with our development programs, partially offset by non-cash items, such as depreciation and amortization and noncash stock-based compensation. We expect to continue to use cash to fund our operating activities in the future. This use of cash is expected to increase over time as we continue to expand our research and development activities and move product candidates into and through clinical trials.

Net cash used in investing activities for the three months ended March 31, 2003 and 2002 was $16.7 million and $53.7 million, respectively. Net cash used in investing activities in the 2003 period included $15.8 million for purchases of short-term investments, net of proceeds from sales and maturities, and $0.9 million for capital expenditures. Net cash used in investing activities in the 2002 period included $50.9 million for purchases of short-term investments, net of proceeds from sales and maturities, and $2.9 million for capital expenditures. Our capital expenditures are expected to increase in 2003 and 2004 as a result of the expansion of our existing research and development facilities. The expansion project is expected to cost approximately $26 million, including all related equipment costs, and will be partially funded by a tenant improvement allowance from our landlord expected to total approximately $15 million. The project began in April 2003 and is scheduled to be completed in mid-2004.

Net cash provided by financing activities for the three months ended March 31, 2003 and 2002 was $0.3 million and $111.2 million, respectively. Net cash provided by financing activities in 2003 consisted of proceeds from the exercise of stock options by employees. Net cash provided by financing activities in 2002 included net proceeds of $110.7 million from the initial public offering completed in February 2002 and proceeds of $0.5 million from the exercise of stock options by employees.

We expect to incur substantial costs as we continue to advance our research and development programs, particularly as we move product candidates into and through clinical trials. We expect these expenditures to increase over the next several years. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We believe that our existing cash resources will provide sufficient funding to support our operations through at least the end of 2005. If we are successful in completing additional collaborative development transactions, which would generate both revenues and cost reductions, we believe that our cash resources would fund our operations through at least the end of 2006. If, at any time, our prospects for financing our operations decline, we may decide to reduce our ongoing investment in our development programs. We could reduce our investment by discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing product candidates that we might otherwise develop internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

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

Contractual Obligations

We are contractually obligated to make payments as follows:

	Payments Due by Period

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
		(Amounts in thousands)

Operating leases	$101,749	$5,783	$12,127	$12,969	$70,870
Construction contract	17,005	14,602	2,403	—	—

Total	$118,754	$20,385	$14,530	$12,969	$70,870

Operating lease terms range from one to fifteen years with certain renewal provisions at our option. Effective May 2003, we entered into a construction contract to expand our research and development facilities.

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

A summary of important factors that may affect our business, our results of operations and our stock price follows. You should refer to our Annual Report or Form 10-K for the year ended December 31, 2002 for a more thorough discussion of these factors. The risks and uncertainties identified below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks identified in the factors below actually occur, our business, financial condition and operating results could be materially adversely affected.

Technological Risks

•	Our bioinformatics-based discovery strategy is unproven, and we do not know whether we will be able to discover any genes or proteins of commercial value.

•	The availability of novel genomic data continues to decrease, which affects our ability to discover entirely novel therapeutic proteins.

•	We may not be able to develop commercially viable products from the key protein categories on which we focus.

Intellectual Property Risks

•	Our patent applications may not result in issued patents, and our competitors may commercialize the discoveries we attempt to patent.

•	Third parties may infringe our patents or challenge their validity or enforceability.

•	We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.

•	Issued patents may not provide us with any competitive advantage or provide meaningful protection against competitors.

•	The patent field relating to therapeutic protein-based products is subject to a great deal of uncertainty, and if patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize products based on proteins that we discovered.

•	We expect to incur significant expenses in applying for patent protection and prosecuting our patent applications.

•	We may be unable to protect our unpatented proprietary technology and information.

Product Development Risks

•	We have limited experience in developing products.

•	Any failure or delay in commencing or completing clinical trials for product candidates could severely harm our business.

•	Clinical trials may fail to demonstrate the safety and effectiveness of our product candidates, which could prevent or significantly delay their regulatory approval.

•	We may be unable to satisfy the rigorous government regulations relating to the development and commercialization of our product candidates.

•	Our plan to use collaborations to leverage our capabilities may not be successful.

•	We may not be able to generate any revenue from product candidates developed by collaborators or licensees if they are unable to successfully develop those candidates.

•	Because we will depend on third parties to conduct laboratory tests and clinical trials, we may encounter delays in or lose some control over our efforts to develop product candidates.

Financial Risks

•	We anticipate incurring additional losses and may not achieve profitability.

•	Our operating results are subject to fluctuations that may cause our stock price to decline.

•	If we do not obtain substantial additional funding on acceptable terms, we may not be able to continue to grow our business or generate enough revenue to recover our investment in research and development.

General Business Risks

•	Novo Nordisk has substantial rights to license proteins we discover, which may limit our ability to pursue other collaboration or licensing arrangements or benefit from our discoveries.

•	Because we currently do not have the capability to manufacture materials for clinical trials or for commercial sale, we will have to rely on third parties to manufacture our potential products, and we may be unable to obtain required quantities in a timely manner or on acceptable terms, if at all.

•	We may not be successful in developing internal manufacturing capabilities or complying with applicable manufacturing regulations.

•	Because we currently have no sales or marketing capabilities, we may be unable to successfully commercialize our potential products.

•	Environmental and health and safety laws may result in liabilities, expenses and restrictions on our operations.

•	Negative public opinion and increased regulatory scrutiny of genetic and clinical research may limit our ability to conduct our business.

•	Many of our competitors have substantially greater capabilities and resources than we do and may be able to develop and commercialize products before we do.

•	The failure to attract or retain key management or other personnel could decrease our ability to discover, develop and commercialize potential products.

•	If the health care system or reimbursement policies change, the prices of our potential products may fall or our potential sales may decline.

•	We may be required to defend lawsuits or pay damages in connection with alleged or actual harm caused by our product candidates.

Other Risks

•	Our stock price may be volatile.

•	Certain of our existing shareholders have significant control of our management and affairs, which they could exercise against other shareholders’ best interests.

•	Provisions in our charter documents could prevent or frustrate any attempts to replace our current management by shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily related to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, commercial paper and money market funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any material foreign currency exposure, nor do we hold derivative financial instruments.

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

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds from Sale of Registered Securities

Our Registration Statement under the Securities Act of 1933 (File No. 333-69190) relating to our initial public offering, was declared effective by the SEC on January 31, 2002. From the effective date of the offering through March 31, 2003, we have invested the net proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

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

ZYMOGENETICS, INC.

Date:	May 08, 2003	By:	/s/ JAMES A. JOHNSON
James A. Johnson Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

CERTIFICATIONS

I, Bruce L.A. Carter, certify that:

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

Date:	May 08, 2003	By:	/s/ BRUCE L.A. CARTER
Bruce L.A. Carter President and Chief Executive Officer

A signed original of this written statement, required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

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

Date:	May 08, 2003	By:	/s/ JAMES A. JOHNSON
James A. Johnson Senior Vice President and Chief Financial Officer

A signed original of this written statement, required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.