Form 10-K/A
period 2002-12-31
ZYMOGENETICS INC
filed 2003-07-18
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for ZymoGenetics, Inc. for the fiscal year ended December 31, 2002 is being filed to reflect changes to Note 1, Stock-based compensation and Note 12, Shareholder’s equity (deficit), Stock options in Part II Item 8, Notes to Financial Statements. We have discovered an error in the calculation of fair value used to determine stock-based compensation as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and accordingly have corrected Note 1 and Note 12. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than to reflect the amendments described above.

PART II

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

and Shareholders of

ZymoGenetics, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in mandatorily redeemable convertible preferred stock and shareholders’ equity (deficit) and of cash flows present fairly (after the revision described in Notes 1 and 12), in all material respects, the financial position of ZymoGenetics, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

ZymoGenetics, Inc. is related to a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

January 31, 2003 except for the stock-based compensation disclosure in Note 1 and the weighted-average fair value at grant date information in Note 12, as to which the date is June 30, 2003.

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

ZYMOGENETICS, INC.

STATEMENT OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND SHAREHOLDERS’ EQUITY (DEFICIT)

	Mandatorily redeemable convertible preferred stock		Shareholders’ equity (deficit)
			Convertible preferred stock		Common stock		Additional paid-in capital	Notes receivable from shareholders	Deferred stock compensation	Accumulated earnings (deficit)	Accumulated other comprehensive income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2000	—	$—	926,976	$9,270	8,455,406	$84,554	$49,780,733	$—	$—	$27,812,875	$—	$77,687,432

Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(30,377,060)	—	(30,377,060)
Conversion from $.01 par value to no par value common stock	—	—	—	—	—	49,780,733	(49,780,733)	—	—	—	—	—
Conversion of Class A and Class B convertible preferred stock to common stock	—	—	(926,976)	(9,270)	3,337,114	9,270	—	—	—	—	—	—
Issuance of dividend in form of Series A mandatorily redeemable convertible preferred stock	2,528,000	94,521,920	—	—	—	—	—	—	—	(94,521,920)	—	(94,521,920)
Issuance of Series B mandatorily redeemable convertible preferred stock (net of offering costs of $7,495,290)	4,011,768	142,504,716	—	—	—	—	—	—	—	—	—	—
Intellectual property purchased from related party (net of deferred taxes of $11,245,499)	—	—	—	—	—	—	—	—	—	(24,454,501)	—	(24,454,501)
Payments received for future royalties from related party (net of income taxes of $31,524,691)	—	—	—	—	—	—	—	—	—	58,545,855	—	58,545,855
Accretion on mandatorily redeemable convertible preferred stock	—	147,918	—	—	—	(147,918)	—	—	—	—	—	(147,918)
Dividends accrued on mandatorily redeemable convertible preferred stock	—	2,755,617	—	—	—	(2,755,617)	—	—	—	—	—	(2,755,617)
Valuation allowance to reflect realizability of tax benefits related to purchase of intellectual property from related party	—	—	—	—	—	—	—	—	—	(11,245,499)	—	(11,245,499)

Balance at December 31, 2000	6,539,768	239,930,171	—	—	11,792,520	46,971,022	—	—	—	(74,240,250)	—	(27,269,228)

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(36,879,307)	—	(36,879,307)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	1,821,515	1,821,515

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(35,057,792)
Common stock issued in connection with stock option exercises	—	—	—	—	10,080	28,000	—	—	—	—	—	28,000
Common stock issued in connection with stock option exercises for notes receivable	—	—	—	—	261,000	725,000	—	(725,000)	—	—	—	—
Deferred stock compensation related to stock options:
Grants	—	—	—	—	—	28,742,064	—	—	(28,742,064)	—	—	—
Amortization	—	—	—	—	—	—	—	—	3,507,352	—	—	3,507,352
Accretion on mandatorily redeemable convertible preferred stock	—	1,048,462	—	—	—	(1,048,462)	—	—	—	—	—	(1,048,462)
Dividends accrued on mandatorily redeemable convertible preferred stock	—	19,561,754	—	—	—	(19,561,754)	—	—	—	—	—	(19,561,754)

Balance at December 31, 2001	6,539,768	260,540,387	—	—	12,063,600	55,855,870	—	(725,000)	(25,234,712)	(111,119,557)	1,821,515	(79,401,884)

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(30,416,078)	—	(30,416,078)
Unrealized gain on short-term investments, net of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	987,702	987,702

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(29,428,376)
Common stock issued in connection with stock option exercises	—	—	—	—	208,272	596,059	—	—	—	—	—	596,059
Deferred stock compensation related to stock options:
Grants	—	—	—	—	—	483,390	—	—	(483,390)	—	—	—
Forfeitures	—	—	—	—	—	(239,928)	—	—	239,928	—	—	—
Amortization	—	—	—	—	—	—	—	—	7,187,624	—	—	7,187,624
Accretion and dividends on mandatorily redeemable convertible preferred stock	—	1,717,865	—	—	—	(1,717,865)	—	—	—	—	—	(1,717,865)
Conversion of Series A and B mandatorily redeemable convertible preferred stock	(6,539,768)	(262,258,252)	—	—	23,543,159	262,258,252	—	—	—	—	—	262,258,252
Net proceeds from issuance of common stock (net of offering costs of $10,225,794)	—	—	—	—	10,000,000	109,774,206	—	—	—	—	—	109,774,206

Balance at December 31, 2002	—	$—	—	$—	45,815,031	$427,009,984	$—	$(725,000)	$(18,290,550)	$(141,535,635)	$2,809,217	$269,268,016

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

Through November 9, 2000, the Company was included in the consolidated federal income tax return of Novo Nordisk. A provision for income taxes was made in accordance with a tax sharing agreement between the Company and Novo Nordisk that requires a “separate company” basis, allocating taxes to each party as if it were a separate taxpayer. Subsequent to November 9, 2000, the Company files its income tax return as a stand-alone taxpayer.

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for each of the years ended December 31:

		2002	2001	2000
Net loss attributable to common shareholders, as reported		$(32,133,943)	$(57,489,524)	$(33,280,595)
Add:	stock-based compensation included in reported net loss	7,187,624	3,507,352	—
Deduct:	total stock-based compensation expense determined under the fair value method *	(9,890,626)	(4,503,190)	(469,710)

Net loss attributable to common shareholders, pro forma *		$(34,836,945)	$(58,485,362)	$(33,750,305)

Basic and diluted net loss per share, as reported		$(0.75)	$(4.85)	$(3.38)

Basic and diluted net loss per share, pro forma *		$(0.82)	$(4.94)	$(3.43)

*	These amounts have been adjusted to reflect a correction in the minimum value used to calculate pro forma stock-based compensation expense determined under the fair value method. The adjustment resulted in an increase to total stock-based compensation expense determined under the minimum value method of $7,745,673, $3,537,631 and $110,237 ($0.18, $0.30 and $0.01 net loss per share, pro forma) for the years ending December 31, 2002 and 2001 and 2000, respectively. Only the pro forma per share amounts were adjusted; the amounts reported above for basic and diluted net loss per share are unchanged.

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

2.	Short-term investments

Short-term investments consisted of the following at:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Commercial paper and money market	$4,660,089	$—	$—	$4,660,089
Corporate debt securities	55,625,685	908,468	(470)	56,533,683
Asset-backed securities	48,332,210	370,805	(4,144)	48,698,871
U.S. government and agency securities	113,545,537	1,450,080	—	114,995,617
Foreign government securities	4,886,246	84,479	—	4,970,725

	$227,049,767	$2,813,832	$(4,614)	$229,858,985

	December 31, 2001
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Commercial paper and money market	$1,473,989	$—	$—	$1,473,989
Corporate debt securities	48,647,341	953,566	(11,597)	49,589,310
Asset-backed securities	24,810,834	288,079	(5,772)	25,093,141
U.S. government and agency securities	33,929,713	625,743	(28,504)	34,526,952

	$108,861,877	$1,867,388	$(45,873)	$110,683,392

The following table summarizes contractual maturity information for the securities at:

	Estimated Fair Value	Amortized Cost
December 31, 2002:
Maturity date:
Less than one year	$100,821,898	$99,923,568
Due in 1-3 years	129,037,087	127,126,199

	$229,858,985	$227,049,767

	Estimated Fair Value	Amortized Cost
December 31, 2001:
Maturity date:
Less than one year	$22,040,421	$21,808,678
Due in 1-3 years	88,642,971	87,053,199

	$110,683,392	$108,861,877

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

Stock options

In March 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan). Upon completion of the Company’s initial public offering, in February 2002, the 2000 Plan was suspended and the 2001 Stock Incentive Plan (the 2001 Plan) became effective. Both plans provide for the issuance of incentive stock options and nonqualified stock options to employees, directors, consultants and other independent contractors who provide services to the Company. The Company’s board of directors is responsible for administration of the Plans and determines the term of each option, exercise price and the vesting terms. Options generally vest over a four-year period and expire ten years from the date of grant. The 2001 Plan provides for an annual increase effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors. The first annual increase under the 2001 Plan occurred upon completion of the Company’s initial public offering. Any shares from the 2000 Plan that are not actually issued shall continue to be available for issuance under the 2001 Plan. The Company has reserved a total of 9,423,180 shares of common stock for issuance under the Plan, of which 646,784 are available for future grant at December 31, 2002. Certain board members were granted options to purchase 144,000 shares that are immediately exercisable. Options to purchase 93,464 shares have been granted to certain board members in 2002 that are exercisable as of the one-year anniversary from the grant date.

A summary of stock option activity under the Plan is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Fair Value at Grant Date *
Balance, January 1, 2000	—	$—
Granted	4,331,520	2.78	$.74
Exercised	—	—
Canceled	(20,520)	2.78

Balance, December 31, 2000	4,311,000	$2.78

Granted	3,629,066	$3.94	$9.08
Exercised	(271,080)	2.78
Canceled	(361,894)	3.03

Balance, December 31, 2001	7,307,092	$3.35

Granted	1,241,410	$8.34	$5.50
Exercised	(208,272)	2.86
Canceled	(72,833)	3.73

Balance, December 31, 2002	8,267,397	$4.10

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

*	These amounts have been adjusted to reflect increases in the amounts of weighted-average fair value at grant date from those previously reported. The increases for the years ended December 31, 2000, 2001 and 2002 are $.06, $8.29 and $.45, respectively.

The following table summarizes information about options outstanding at December 31, 2002:

	Options outstanding			Options exercisable
Exercise Price	Weighted-average exercise prices	Number of options	Weighted-average remaining contractual life (in years)	Number of options	Weighted-average exercise prices
$2.77 – $ 3.77	$2.78	4,658,035	7.6	3,111,465	$2.78
3.78 – 6.78	4.51	2,453,572	8.6	737,411	4.46
6.79 – 9.79	7.73	871,790	9.5	—	—
9.80 – 11.80	11.21	284,000	7.9	—	—

	4.10	8,267,397	8.1	3,848,876	3.10

The weighted average fair values were determined based on the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Expected dividend yield	0%	0%	0%
Expected stock price volatility	70%	0%	0%
Risk-free interest rate	3.85%	4.48%	5.58%
Expected life of options	5 years	5 years	5 years

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

13. Quarterly Financial Results (unaudited)

Operating results for each quarter of 2002 and 2001 are summarized as follows (in thousands):

	Q1	Q2	Q3	Q4
Year ended December 31, 2002:
Revenue	$5,799	$6,960	$5,925	$34,092
Net income (loss)	$(11,803)	$(15,132)	$(14,466)	$10,985
Net income (loss) attributable to common shareholders	$(13,521)	$(15,132)	$(14,466)	$10,985
Net income (loss) per common share:
Basic	$(0.41)	$(0.33)	$(0.32)	$0.24
Diluted	$(0.41)	$(0.33)	$(0.32)	$0.23

Year ended December 31, 2001:
Revenue	$5,092	$3,458	$4,346	$4,932
Net loss	$(6,230)	$(9,666)	$(9,726)	$(11,257)
Net loss attributable to common shareholders	$(11,382)	$(14,818)	$(14,879)	$(16,410)
Net loss per common share:
Basic	$(0.97)	$(1.26)	$(1.26)	$(1.37)
Diluted	$(0.97)	$(1.26)	$(1.26)	$(1.37)

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-K:

3. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of ZymoGenetics, Inc.	(A)

3.2	Amendment to Amended and Restated Articles of Incorporation of ZymoGenetics, Inc.	(D)

3.3	Amended and Restated Bylaws.	(A)

9.1	Voting Agreement, dated October 20, 2000, by and between Warburg, Pincus Equity Partners, L.P. and Ernesto Bertarelli.	(A)

9.2	Agreement and Waiver of Co-Sale Rights, dated July 16, 2001, by and among ZymoGenetics, Inc., the holders of Series B Preferred Stock listed on the signature pages thereto and Serono B.V.	(A)

9.3	Share Transfer and Voting Agreement, dated January 2, 2001, by and between Warburg, Pincus Equity Partners, L.P. and Mount Everest Advisors, L.L.C. and acknowledged by ZymoGenetics, Inc.	(A)

10.2	Employment Agreement, dated March 21, 2001, between ZymoGenetics, Inc. and Jan K. Öhrström.	(A)

10.3	Employment Agreement, dated March 23, 2001, between ZymoGenetics, Inc. and Patrick J. O’Hara.	(A)

10.4	Employment Agreement, dated April 23, 2001, between ZymoGenetics, Inc. and Frank D. Collins.	(A)

10.5	Employment Agreement, dated April 30, 2001, between ZymoGenetics, Inc. and James A. Johnson.	(E)

10.6	Employment Agreement, dated January 2, 2002, between ZymoGenetics, Inc. and Mark D. Young.	(A)

10.7	Employment Agreement, dated January 28, 2002, between ZymoGenetics, Inc. and Robert S. Whitehead	(B)

10.8	Employment Agreement, dated February 12, 2002, between ZymoGenetics, Inc. and Suzanne Shema.	(B)

10.9	Amended and Restated 2000 Stock Incentive Plan.	(A)

10.10	2001 Stock Incentive Plan.	(A)

10.11	Stock Option Grant Program for Nonemployee Directors under the ZymoGenetics 2001 Stock Incentive Plan.	(E)

10.12		Deferred Compensation Plan for Key Employees.	(A)

10.13		Form of Promissory Note, dated September 14, 2001, between ZymoGenetics, Inc. and the executive officers listed on Schedule A thereto.	(A)

10.14		Form of Pledge and Security Agreement, dated September 14, 2001, between ZymoGenetics, Inc. and the executive officers listed on Schedule A thereto.	(A)

10.15		Pledge and Security Agreement, dated September 14, 2001, between ZymoGenetics, Inc. and Bruce L.A Carter.	(A)

10.16		Insulin Agreement, dated August 6, 1982, between ZymoGenetics, Inc. and Novo Industri A/S.	(A)

10.17		Letter Agreement, dated March 13, 1987, between ZymoGenetics, Inc. and Novo Industri A/S.	(A)

10.18		Amended and Restated Human Glucagon, Analogues of Human Glucagon, Analogues of Human Insulin Letter Agreement, dated September 28, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.19		License Agreement for Analogues of Human Insulin, dated September 28, 2000, between the registrant and Novo Nordisk Health Care AG.	(A)

10.20		License Agreement, dated February 23, 1989, between ZymoGenetics, Inc. and the University of Washington.	(A)

10.21

License Agreement, dated January 18, 1994, including Amendment No. 1, dated January 1, 1997, and Amendment No. 2, dated June 5, 2000, between and among ZymoGenetics, Inc., Novo Nordisk A/S, Johnson & Johnson and Chiron Corporation.

(A)

10.22		Royalty Agreement pertaining to the January 18, 1994 Agreement Relating to Platelet Derived Growth Factor, dated January 1, 2000, between ZymoGenetics, Inc. and Novo Nordisk.	(A)

10.23		License Agreement, dated December 31, 1998, as amended on February 4, 1999 and October 23, 2000, between ZymoGenetics, Inc. and St. Jude Children’s Research Hospital.	(A)

10.24		Option and License Agreement, effective November 10, 2000, as amended effective as of June 16, 2000 and October 20, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.25		Cross-License Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S, Enzyme Business.	(A)

10.26		Cross-License Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.27		Kunitz Protein Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.28		Collaborative Development and Marketing Agreement, effective August 30, 2001, by and between ZymoGenetics, Inc. and Ares Trading S.A.	(A)

10.29		Collaborative Agreement for IL-21, dated December 14, 2002, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(E)

10.30	*	Exclusive Patent License Agreement, effective December 18, 2002, between ZymoGenetics, Inc. and Aventis Behring GmbH.	(E)

10.31		Series B Preferred Stock Purchase Agreement, dated October 20, 2000, by and among ZymoGenetics, Inc., Novo Nordisk A/S and the other investors listed on Exhibit A thereto.	(A)

10.32	Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, effective as of November 10, 2000.	(A	)

10.33

First Amendment to Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, dated as of February 4, 2002.

		(C	)

10.34	Investors’ Rights Agreement by and among ZymoGenetics, Inc., Novo Nordisk Pharmaceuticals, Inc. and the persons listed on Schedule A thereto, effective as of November 10, 2000.	(A	)

10.35	Tax Sharing Agreement, effective October 20, 2000, between ZymoGenetics, Inc. and Novo Nordisk of North America, Inc.	(A	)

10.36	Office Lease Agreement, dated November 9, 2001, between ZymoGenetics, Inc. and 1144 Eastlake LLC.	(A	)

10.37	Office Lease Agreement, dated October 4, 2002, between ZymoGenetics, Inc. and ARE-1201/1208 Eastlake Avenue, LLC.	(E	)

10.38	Office Lease Agreement, dated October 4, 2002, between ZymoGenetics, Inc. and ARE-1208 Eastlake Avenue, LLC.	(E	)

23.1	Consent of PricewaterhouseCoopers LLP, independent auditors.

99.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of these exhibits have been omitted based on a request for confidential treatment from the Securities and Exchange Commission. The omitted portions of these exhibits have been filed separately with the SEC.
(A)	Incorporated by reference to designated exhibit included with ZymoGenetics’ Registration Statement on Form S-1 (No. 333-69190) filed on September 10, 2001, as amended.
(B)	Incorporated by reference to designated exhibit included with ZymoGenetics’ Annual Report on Form 10-K for the year ended December 31, 2001.
(C)	Incorporated by reference to designated exhibit included with ZymoGenetics’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(D)	Incorporated by reference to designated exhibit included with ZymoGenetics’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(E)	Previously filed with ZymoGenetics’ Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYMOGENETICS, INC.

Date: July 17, 2003	By:	/s/ BRUCE L.A. CARTER
Bruce L.A. Carter, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ BRUCE L.A. CARTER Bruce L.A. Carter, Ph.D.		President, Chief Executive Officer and Director (Principal Executive Officer)	July 17, 2003

/s/ JAMES A. JOHNSON James A. Johnson		Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	July 17, 2003

GEORGE B. RATHMANN* George B. Rathmann, Ph.D.		Chairman of the Board of Directors	July 17, 2003

DAVID I. HIRSH* David I. Hirsh, Ph.D.		Director	July 17, 2003

JONATHAN S. LEFF* Jonathan S. Leff		Director	July 17, 2003

KURT ANKER NIELSEN* Kurt Anker Nielsen		Director	July 17, 2003

EDWARD E. PENHOET* Edward E. Penhoet, Ph.D.		Director	July 17, 2003

LORI F. RAFIELD* Lori F. Rafield, Ph.D.		Director	July 17, 2003

LARS REBIEN SØRENSEN* Lars Rebien Sørensen		Director	July 17, 2003

*By	/s/ JAMES A. JOHNSON James A. Johnson, Attorney-in-Fact

CERTIFICATIONS

I, Bruce L.A. Carter, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of ZymoGenetics, Inc. (the “Company”);

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

Date: July 17, 2003	/s/ BRUCE L.A. CARTER
Bruce L.A. Carter President and Chief Executive Officer

I, James A. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of ZymoGenetics, Inc. (the “Company”);

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

Date: July 17, 2003	/s/ JAMES A. JOHNSON
James A. Johnson Senior Vice President and Chief Financial Officer