Form 10-Q
period 2003-06-30
ZYMOGENETICS INC
filed 2003-08-07
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Common stock outstanding at August 1, 2003: 46,230,453 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2003

PART I    FINANCIAL INFORMATION

Item 1.     Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$16,265,793	$55,578,707
Short-term investments	236,823,664	229,858,985
Receivables
Related party	158,921	388,655
Interest and other receivables	3,858,283	3,328,028
Prepaid expenses and other assets	4,099,014	2,252,879

Total current assets	261,205,675	291,407,254
Property and equipment, net	18,890,090	17,252,932
Other assets	4,640,928	3,572,806

Total assets	$284,736,693	$312,232,992

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,886,314	$3,172,193
Accrued liabilities	5,873,621	5,689,066
Construction advance from landlord	530,401	—
Deferred gain on sale of assets	959,860	959,860
Deferred revenue	5,873,178	10,310,064

Total current liabilities	16,123,374	20,131,183
Deferred gain on sale of assets, net of current portion	12,725,883	13,205,812
Deferred revenue, net of current portion	5,338,514	6,524,039
Deferred lease obligations	1,124,425	380,136
Other noncurrent liabilities	3,141,743	2,723,806

Commitments and contingencies
Shareholders’ equity
Common stock, no par value, 150,000,000 shares authorized, 46,080,292 and 45,815,031 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	426,300,915	427,009,984
Non-voting common stock, no par value, 30,000,000 shares authorized	—	—
Notes receivable from shareholders	(725,000)	(725,000)
Deferred stock compensation	(13,093,003)	(18,290,550)
Accumulated deficit	(168,099,883)	(141,535,635)
Accumulated other comprehensive income	1,899,725	2,809,217

Total shareholders’ equity	246,282,754	269,268,016

Total liabilities and shareholders’ equity	$284,736,693	$312,232,992

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Royalties
Related party	$1,577,242	$1,077,670	$3,196,513	$2,591,762
Other	786,559	800,266	1,563,466	1,437,021
Option fee from related party	1,875,000	1,875,000	3,750,000	3,750,000
License fees and milestone payments
Related party	792,219	—	2,518,557	750,000
Other	689,655	3,206,647	925,415	4,229,527

Total revenues	5,720,675	6,959,583	11,953,951	12,758,310

Operating expenses
Research and development (excludes noncash stock-based compensation expense of $1,251,145, $1,234,259, $2,379,376 and $2,461,227, respectively)	15,893,040	16,429,611	32,569,005	30,701,672
General and administrative (excludes noncash stock-based compensation expense of $646,830, $585,523, $1,284,981 and $1,164,934, respectively)	3,328,786	5,739,121	6,673,073	8,939,047
Noncash stock-based compensation expense	1,897,975	1,819,782	3,664,357	3,626,161

Total operating expenses	21,119,801	23,988,514	42,906,435	43,266,880

Loss from operations	(15,399,126)	(17,028,931)	(30,952,484)	(30,508,570)
Interest and other income, net	1,971,605	1,896,480	4,388,236	3,573,310

Net loss	(13,427,521)	(15,132,451)	(26,564,248)	(26,935,260)

Preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock	—	—	—	(1,717,865)

Net loss attributable to common shareholders	$(13,427,521)	$(15,132,451)	$(26,564,248)	$(28,653,125)

Basic and diluted net loss per share	$(0.29)	$(0.33)	$(0.58)	$(0.73)

Weighted-average number of shares used in computing basic and diluted net loss per share	46,016,330	45,750,736	45,943,869	39,325,390

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net loss	$(26,564,248)	$(26,935,260)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,126,235	2,854,096
Net loss on disposition of property and equipment	72,906	3,613
Noncash stock-based compensation	3,664,357	3,626,161
Net realized gain on sale of short-term investments	(896,830)	(136,043)
Amortization of premium on short-term investments	1,690,025	1,040,851
Amortization of deferred gain on sale of assets	(479,930)	—
Changes in operating assets and liabilities
Receivables	(232,758)	(2,313,713)
Prepaid expenses and other assets	(2,965,871)	(1,389,452)
Accounts payable	(285,879)	43,537
Accrued liabilities	184,555	450,770
Deferred revenue	(5,622,411)	(4,581,194)
Deferred lease obligations	744,289	—
Other noncurrent liabilities	417,937	(129,676)

Net cash used in operating activities	(28,147,623)	(27,466,310)

Cash flows from investing activities
Purchases of property and equipment	(3,883,681)	(3,952,439)
Purchases of short-term investments	(152,146,445)	(140,037,519)
Proceeds from sale of property and equipment	47,382	3,000
Proceeds from sale and maturity of short-term investments	143,462,932	63,008,588

Net cash used in investing activities	(12,519,812)	(80,978,370)

Cash flows from financing activities
Net proceeds from equity offering	—	110,684,449
Construction advance from landlord	530,401	—
Proceeds from exercise of stock options	824,120	457,497

Net cash provided by financing activities	1,354,521	111,141,946

Net increase (decrease) in cash and cash equivalents	(39,312,914)	2,697,266
Cash and cash equivalents at beginning of period	55,578,707	36,393,551

Cash and cash equivalents at end of period	$16,265,793	$39,090,817

Supplemental disclosure of cash flow information
Cash paid for interest	$1,329	$4,082

Noncash financing activities:
Accretion on mandatorily redeemable convertible preferred stock	$—	$87,719

Dividends accrued on mandatorily redeemable convertible preferred stock	$—	$1,630,146

Recognition of prepaid offering costs	$—	$902,441

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

2.    Net loss per share

Basic and diluted net loss per share has been computed based on net loss attributable to common shareholders and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded all outstanding options to purchase common stock and shares subject to repurchase from the calculation of diluted net loss per share, as such shares are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss attributable to common shareholders	$(13,427,521)	$(15,132,451)	$(26,564,248)	$(28,653,125)

Weighted-average shares used in computing basic and diluted net loss per share	46,016,330	45,750,736	45,943,869	39,325,390

Basic and diluted net loss per share	$(0.29)	$(0.33)	$(0.58)	$(0.73)

Securities not included in net loss per share calculation:
Options to purchase common stock	9,365,053	7,662,334	9,365,053	7,662,334
Shares subject to repurchase	—	20,250	—	20,250

Total	9,365,053	7,682,584	9,365,053	7,682,584

Net loss attributable to common shareholders for the six months ended June 30, 2002 includes preferred stock dividends and accretion on mandatorily redeemable convertible preferred stock. Upon completion of the Company’s initial public offering in February 2002, the mandatorily redeemable convertible preferred stock was converted to common stock.

3.    Short-term investments

Short-term investments consisted of the following at June 30, 2003 (unaudited):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$55,367,796	$655,127	$(16,084)	$56,006,839
Asset-backed securities	67,683,958	301,661	(32,278)	67,953,341
U.S. government and agency securities	106,665,690	914,493	—	107,580,183
Foreign government securities	5,222,646	60,655	—	5,283,301

Total	$234,940,090	$1,931,936	$(48,362)	$236,823,664

The following table summarizes contractual maturity information for the securities at June 30, 2003:

	Estimated Fair Value	Amortized Cost
Maturity date:
Less than one year	$111,089,494	$110,292,317
Due in 1-3 years	125,734,170	124,647,773

Total	$236,823,664	$234,940,090

4.    Stock compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), the Company has accounted for employee stock option grants under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and applied the disclosure-only provisions of SFAS 123 to account for its stock option plans. Under APB 25, compensation expense is based on the excess, if any, of the estimated fair value of the Company’s stock at the date of grant over the exercise price of the option. Deferred compensation, relating to employee stock option grants awarded prior to the Company’s initial public offering in February 2002, is amortized over the vesting period of the individual options, using the straight-line method. All employee stock option grants awarded subsequent to the Company’s February 2002 initial public offering have been granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had recorded compensation expense based on the fair value method applied to all outstanding and unvested awards (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss attributable to common shareholders, as reported	$(13,427,521)	$(15,132,451)	$(26,564,248)	$(28,653,125)
Add: stock-based compensation under APB 25 included in reported net loss	1,897,975	1,819,782	3,664,357	3,626,161
Deduct: total stock-based compensation expense determined under the fair value method	(3,223,059)	(2,390,786)	(5,956,684)	(4,693,256)

Net loss attributable to common shareholders, pro forma	$(14,752,605)	$(15,703,455)	$(28,856,575)	$(29,720,220)

Basic and diluted net loss per share, as reported	$(0.29)	$(0.33)	$(0.58)	$(0.73)

Basic and diluted net loss per share, pro forma	$(0.32)	$(0.34)	$(0.63)	$(0.76)

5.    Construction advance from landlord

Emerging Issues Task Force No. 97-10, The Effect of Lessee Involvement in Asset Construction (EITF 97-10), is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires the Company to be considered the owner (for accounting purposes only) of its ongoing facility expansion project during the construction period. The construction project is expected to cost approximately $26 million, including all related equipment costs, of which approximately $15 million will be funded by the Company’s landlord. The project began in April 2003 and is scheduled to be completed in mid-2004. Over the course of the construction period, the landlord will advance a proportionate share of construction costs incurred by the Company. Upon completion of the project, the total advance will be offset against the construction costs incurred, and the net cost will be reflected as leasehold improvements and equipment. As of June 30, 2003, the Company had incurred total project costs of $4.0 million and recorded an advance from landlord of $0.5 million.

6.    Related party transactions

In December 2002, the Company completed a collaborative agreement with Novo Nordisk for the preclinical development of Interleukin 21 (IL-21). Under the terms of the agreement, the Company and Novo Nordisk are collaborating on all research and development activities leading up to the filing of an Investigational New Drug application (IND) in the United States. Upon signing, Novo Nordisk paid an upfront fee of $4.0 million to the Company. This amount has been deferred and is being recognized as revenue ratably over the estimated period leading to the IND filing. Novo Nordisk also agreed to pay the Company up to $7.0 million for its 50% share of IL-21 development costs incurred from the date of the agreement through the filing of the IND. Amounts reimbursed to the Company under this agreement for the three and six month periods ending June 30, 2003 were $1.4 million and $2.8 million, respectively and were recorded as an offset to the Company’s research and development expenses.

7.    Income taxes

The Company records a provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which utilizes the liability method of accounting for income taxes. Deferred tax assets or liabilities are recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the period of the deferred tax assets and liabilities. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered. Pursuant to SFAS 109, the Company’s net deferred tax asset has been fully offset by a valuation allowance.

8.    Segment information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Company manages and evaluates its operations in one reportable segment.

9.    Comprehensive loss

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. For the three and six months ended June 30, 2003, total comprehensive loss was $13.8 million and $27.5 million, respectively. For the three and six months ended June 30, 2002, total comprehensive loss was $13.9 million and $27.1 million, respectively. The unrealized loss for the three and six months ended June 30, 2003 was $0.4 million and $0.9 million, respectively. The unrealized gain for the three months ended June 30, 2002 was $1.3 million and the unrealized loss for the six months ended June 30, 2002 was $0.1 million.

10.    Recent accounting pronouncements

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which establishes requirements for the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Adoption of this statement has not impacted the results of operations or the financial position of the Company.

In 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 eliminates the requirement in Statement of Financial Accounting Standards No. 4, (SFAS 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. The rescission of SFAS 4 is effective for fiscal years beginning after May 15, 2002. Adoption of this statement has not impacted the results of operations or the financial position of the Company.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires the recognition of such costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this statement has not impacted the results of operations or the financial position of the Company.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, effective as of the first interim period beginning after June 15, 2003. The adoption of the standard is not expected to impact the results of operations or the financial position of the Company.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This rule amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, to provide more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of SFAS 149 is not expected to impact the results of operations or the financial position of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to impact the results of operations or the financial position of the Company.

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

Business Overview

We are focused on the discovery, development and commercialization of therapeutic proteins for the treatment of human disease. We have been active in the area of therapeutic proteins for over 20 years, including 12 years as a wholly owned subsidiary of Novo Nordisk A/S, a Danish pharmaceutical company. We were incorporated in the state of Washington in 1981. In 1988, Novo Nordisk acquired our outstanding capital stock and we became a wholly owned subsidiary. In November 2000, Novo Nordisk effected a significant restructuring. As part of this restructuring, we became an independent company in a transaction that included a $150 million private placement and the reduction of Novo Nordisk’s ownership to approximately 62% of our outstanding capital stock and less than 50% of our outstanding voting stock. In February 2002, we completed an initial public offering of our common stock, raising net proceeds of approximately $109.8 million and further reducing Novo Nordisk’s ownership stake.

Results of Operations

Revenues.    Revenues decreased by $1.3 million to $5.7 million for the quarter ended June 30, 2003, from $7.0 million for the comparable quarter of 2002. Revenues for the six months ended June 30, 2003 decreased to $12.0 million from $12.8 million for the comparable period in 2002. The decreases in revenue for both the three-month and six-month periods ended June 30, 2003 were primarily due to a decrease in revenues earned based on the achievement of development milestones. These decreases were partially offset by an increase in certain product royalties, primarily with respect to insulin, for both the three-month and six-month periods ended June 30, 2003.

Research and development expenses.    Research and development expenses (exclusive of noncash stock-based compensation expense) decreased by $0.5 million to $15.9 million for the quarter ended June 30, 2003, from $16.4 million for the second quarter of 2002. The decrease in research and development expenses for the three-month period ended June 30, 2003 was primarily due to decreased expenses for contract manufacturing to support the development of one of our lead internal product candidates, rFactor XIII. This decrease was partially offset by an increase in occupancy costs resulting from the sale and leaseback transaction of our headquarters completed during the fourth quarter of 2002 and by increased personnel costs, largely in support of product development activities. Research and development expenses (exclusive of noncash stock-based compensation expense) for the six months ended June 30, 2003 increased to $32.6 million from $30.7 million for the comparable period in 2002. The increase was primarily due to increased occupancy costs resulting from the sale and leaseback transaction and increased personnel costs. In addition, research and development expenses for both periods, were partially offset by cost recoveries from Novo Nordisk under the IL-21 collaboration agreement signed in December 2002. Novo Nordisk agreed to pay up to $7.0 million for its 50% share of

IL-21 development costs incurred from January 1, 2003 through the filing of the Investigational New Drug application. Their share of the costs for the three and six month periods ended June 30, 2003 were $1.4 million and $2.8 million, respectively and were recorded as an offset to research and development expense.

General and administrative expenses.    General and administrative expenses (exclusive of noncash stock-based compensation expense) decreased by $2.4 million to $3.3 million for the quarter ended June 30, 2003, from $5.7 million for the second quarter of 2002. General and administrative expenses (exclusive of noncash stock-based compensation expense) for the six months ended June 30, 2003 decreased to $6.7 million from $8.9 million for the comparable period in 2002. The year-to-year decrease in both periods was due in part to the postponement of construction of a pilot manufacturing facility, which resulted in the write-off of capitalized design and engineering costs totaling $1.6 million in the second quarter of 2002. Additionally, there has been a decrease in the level of spending on consumables and legal fees. The year-to-year decrease in both periods was partially offset by the increased occupancy costs resulting from the sale and leaseback transaction completed during the fourth quarter of 2002.

Noncash stock-based compensation expense.    Noncash stock-based compensation expense increased to $1.9 million for the quarter ended June 30, 2003, from $1.8 million for the second quarter of 2002. Noncash stock-based compensation expense for the six months ended June 30, 2003, increased to $3.7 million from $3.6 million for the comparable period in 2002. Noncash stock-based compensation expense is recognized over the vesting period of the underlying options, generally four years, using the straight-line method and resulted from the granting of stock options prior to our January 2002 initial public offering with estimated fair values exceeding the exercise prices of the options.

Interest and other income, net.    Interest and other income increased to $2.0 million for the quarter ended June 30, 2003, from $1.9 million for the second quarter of 2002. Interest and other income for the six months ended June 30, 2003 increased to $4.4 million from $3.6 million for the comparable period in 2002. The year-to-year increases in both periods were primarily due to gains realized on the sale of certain short-term investments. Additionally, the amortization of the deferred gain related to the sale of our facilities in 2002 contributed to the increase.

Liquidity and Capital Resources

As of June 30, 2003, we had $253.1 million in cash, cash equivalents and short-term investments, a decrease of $32.3 million from December 31, 2002. The decrease largely resulted from the use of cash to fund our operations for the first six months of 2003.

Net cash used in operating activities for the six months ended June 30, 2003 and 2002 was $28.1 million and $27.5 million, respectively. Cash used in operations was greater than our net loss for both three-month periods primarily due to the amortization of deferred revenue and increases in prepaid expenses associated with our development programs, partially offset by non-cash items, such as depreciation and amortization and noncash stock-based compensation. We expect to continue to use cash to fund our operating activities in the future. This use of cash is expected to increase over time as we continue to expand our research and development activities and move product candidates into and through clinical trials.

Net cash used in investing activities for the six months ended June 30, 2003 and 2002 was $12.5 million and $81.0 million, respectively. Net cash used in investing activities in the 2003 period included $8.6 million for purchases of short-term investments, net of proceeds from sales and maturities, and $3.9 million for capital expenditures. Net cash used in investing activities in the 2002 period included $77.0 million for purchases of short-term investments, net of proceeds from sales and maturities, and $4.0 million for capital expenditures. Our capital expenditures are expected to increase in 2003 and 2004 as a result of the expansion of our existing research and development facilities. The expansion project is expected to cost approximately $26 million, including all related equipment costs, and will be partially funded by a tenant improvement allowance from our landlord expected to total approximately $15 million. The project began in April 2003 and is scheduled to be completed in mid-2004.

Net cash provided by financing activities for the six months ended June 30, 2003 and 2002 was $1.4 million and $111.1 million, respectively. Net cash provided by financing activities in the 2003 period consisted of proceeds from the exercise of stock options by employees and the construction advance from our landlord associated with the facility expansion project. Net cash provided by financing activities in the 2002 period included net proceeds of $110.7 million (excluding $0.9 million of offering costs paid in 2001) from our initial public offering completed in February 2002 and proceeds of $0.4 million from the exercise of stock options by employees.

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

Contractual Obligations

We are contractually obligated to make payments as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(Amounts in thousands)
Operating leases	$128,214	$5,940	$15,181	$16,246	$90,847
Construction commitments	22,628	22,628	—	—	—

Total	$150,842	$28,568	$15,181	$16,246	$90,847

Operating lease terms range from one to fifteen years with certain renewal provisions at our option. In April 2003, we began a construction project to expand our research and development facilities. The related construction commitments are expected to total approximately $26 million of which, approximately $15 million will be funded by our landlord (amounts included in the table above are shown at gross). Lease payments with respect to the expansion will commence upon the completion of construction, estimated to be June 2004.

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

Item 4.    Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, as of such date our disclosure controls and procedures were effective. No change was made to our internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(d)	Use of Proceeds from Sale of Registered Securities

Our Registration Statement under the Securities Act of 1933 (File No. 333-69190) relating to our initial public offering, was declared effective by the SEC on January 31, 2002. From the effective date of the offering through June 30, 2003, we have invested the net proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on June 12, 2003. Of the 45,951,180 shares of common stock outstanding as of the record date of the annual meeting, 41,412,226 shares, or 90% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy. One proposal was submitted to our shareholders and approved at the annual meeting as follows:

Election of Directors:    David I. Hirsh, Ph.D. and Kurt Anker Nielsen were elected to serve as members of the board of directors, each with terms expiring in 2006. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

Name	Votes For	Votes Withheld
David I. Hirsh, Ph.D.	41,390,910	21,316
Kurt Anker Nielsen	40,665,488	746,738

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 8, 2003, the Company furnished a Current Report on Form 8-K to the SEC to report the issuance of a press release announcing the Company’s results of operations and financial condition for the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: August 7, 2003	By:	/s/ James A. Johnson
James A. Johnson Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)