Form 10-Q
period 2004-06-30
ZYMOGENETICS INC
filed 2004-08-09
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Common stock outstanding at July 30, 2004: 53,722,731 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2004

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$67,529	$97,576
Short-term investments	204,014	202,316
Receivables
Related party	3,120	3,458
Trade	1,701	1,189
Interest and other receivables	1,166	1,228
Prepaid expenses and other assets	4,359	2,777

Total current assets	281,889	308,544

Property and equipment, net	69,035	62,341
Other assets	5,393	5,024

Total assets	$356,317	$375,909

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,630	$4,808
Accrued liabilities	9,178	8,301
Deferred revenue	8,147	8,022

Total current liabilities	20,955	21,131
Construction advance from landlord	—	7,918
Lease obligation	65,662	50,570
Deferred revenue, net of current portion	4,576	4,957
Deferred lease obligations	87	59
Other noncurrent liabilities	3,595	3,359

Commitments and contingencies

Shareholders’ equity
Common stock, no par value, 150,000 shares authorized, 53,616 and 52,494 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	513,078	498,602
Non-voting common stock, no par value, 30,000 shares authorized, none issued and outstanding	—	—
Notes receivable from shareholders	—	(725)
Deferred stock-based compensation	(6,046)	(9,455)
Accumulated deficit	(244,396)	(201,033)
Accumulated other comprehensive income (loss)	(1,194)	526

Total shareholders’ equity	261,442	287,915

Total liabilities and shareholders’ equity	$356,317	$375,909

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(restated)		(restated)
Revenues
Royalties
Related party	$1,594	$1,577	$3,187	$3,197
Other	770	787	1,587	1,563
Option fee from related party	1,875	1,875	3,750	3,750
License fees and milestone payments
Related party	1,200	792	2,401	2,519
Other	2,914	690	3,117	925

Total revenues	8,353	5,721	14,042	11,954

Operating expenses
Research and development (excludes noncash stock-based compensation expense of $1,725, $1,251, $2,802 and $2,379, respectively)	23,879	14,893	43,912	30,568
General and administrative (excludes noncash stock-based compensation expense of $3,035, $647, $3,530 and $1,285, respectively)	3,427	3,079	6,392	6,173
Noncash stock-based compensation expense	4,760	1,898	6,332	3,664

Total operating expenses	32,066	19,870	56,636	40,405

Loss from operations	(23,713)	(14,149)	(42,594)	(28,451)
Other income (expense)
Investment income	948	1,822	2,350	3,992
Interest expense	(1,674)	(1,412)	(3,096)	(2,760)
Other gains (losses), net	(27)	(89)	(23)	(79)

Net loss	$(24,466)	$(13,828)	$(43,363)	$(27,298)

Basic and diluted net loss per share	$(0.46)	$(0.30)	$(0.82)	$(0.59)

Weighted-average number of shares used in computing net loss per share	53,207	46,016	52,954	45,944

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
		(restated)
Cash flows from operating activities
Net loss	$(43,363)	$(27,298)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,568	2,914
Net (gain) loss on disposition of property and equipment	(1)	73
Noncash stock-based compensation	6,332	3,664
Net realized gain on sale of short-term investments	(5)	(897)
Amortization of premium on short-term investments	1,489	1,690
Changes in operating assets and liabilities
Receivables	(140)	(233)
Prepaid expenses and other assets	(1,680)	(2,966)
Accounts payable	(150)	(286)
Accrued liabilities	877	185
Deferred revenue	(256)	(5,622)
Deferred lease obligations	30	15
Other noncurrent liabilities	467	614

Net cash used in operating activities	(33,832)	(28,147)

Cash flows from investing activities
Purchases of property and equipment	(10,295)	(3,884)
Purchases of short-term investments	(177,508)	(152,146)
Proceeds from sale of property and equipment	5	47
Proceeds from sale and maturity of short-term investments	172,335	143,463

Net cash used in investing activities	(15,463)	(12,520)

Cash flows from financing activities
Net proceeds from issuance of common stock	10,266	—
Construction advance from landlord	6,943	530
Proceeds from exercise of stock options	2,039	824

Net cash provided by financing activities	19,248	1,354

Net decrease in cash and cash equivalents	(30,047)	(39,313)
Cash and cash equivalents at beginning of period	97,576	55,579

Cash and cash equivalents at end of period	$67,529	$16,266

Supplemental Disclosure of Cash Flow Information
Noncash investing and financing activities:
Payment of other noncash additions to property and equipment previously recorded	$(2,445)	$—

Other noncash additions to property and equipment	$1,417	$—

Noncash settlement of notes receivable	$725	—

Noncash settlement of interest receivable	$22	$—

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

The Company’s financial statements for the quarter ended June 30, 2003 and the six months ended June 30, 2003 have been restated. Subsequent to the issuance of these financial statements, in consultation with its outside auditors, the Company determined that the sale-leaseback transaction that occurred in October 2002 was not appropriately accounted for. The Company initially accounted for the transaction as a sale of the properties involved and as operating leases under the provisions of SFAS 13. Subsequently it was determined that the leases contain a specific technical provision that could, under certain remote circumstances, result in the Company’s continuing ownership involvement with respect to the properties. Due to the existence of this provision, the transaction was more appropriately accounted for as a financing rather than a sale and leaseback of the properties. The following table summarizes the impact of the restatement on the Company’s financial statements as reported in this Form 10-Q (in thousands, except per share data):

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Reported	As Restated	As Reported	As Restated
Property and equipment, net	$18,890	$53,803	$18,890	$53,803
Deferred gain on sale of asset, current	960	—	960	—
Deferred gain on sale of asset, noncurrent	12,726	—	12,726	—
Deferred lease obligations	1,124	42	1,124	42
Lease obligation	—	50,342	—	50,342
Accumulated deficit	(168,100)	(168,761)	(168,100)	(168,761)
Research and development expense	15,893	14,893	32,569	30,568
General and administrative expense	3,329	3,079	6,673	6,173
Loss from operations	(15,399)	(14,149)	(30,952)	(28,451)
Interest expense	(1)	(1,412)	(4)	(2,760)
Other income (expense), net	532	292	1,283	802
Net loss	(13,428)	(13,828)	(26,564)	(27,298)
Net loss per share—basic and diluted	(0.29)	(0.30)	(0.58)	(0.59)

2. Research and Development License Agreement

In May 2004, the Company entered into a license agreement with Amgen Inc. and a related agreement pursuant to which Amgen Inc. agreed to purchase 624,337 shares of ZymoGenetics common stock for a total purchase price of $10 million. The terms of the license agreement provide that the Company will have no performance obligations over the life of the agreement. The Company received an upfront license fee, which was recorded as revenue immediately and is eligible to receive milestone payments upon the achievement of certain events, and royalties on product sales, if any. The fair market value of the shares of common stock purchased on the date of the transaction exceeded the common stock purchase price by $289,000. This amount was recorded as a reduction in license fee revenue.

3. Net loss per share

Basic and diluted net loss per share has been computed based on net loss available to common shareholders and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded all outstanding options to purchase common stock as such shares are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(restated)		(restated)
Net loss	$(24,466)	$(13,828)	$(43,363)	$(27,298)

Weighted-average shares used in computing basic and diluted net loss per share	53,207	46,016	52,954	45,944

Basic and diluted net loss per share	$(0.46)	$(0.30)	$(0.82)	$(0.59)

Antidilutive securities not included in net loss per share calculation:
Options to purchase common stock	10,320	9,365	10,320	9,365

4. Short-term investments

Short-term investments consisted of the following at June 30, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Type of security:
Corporate debt securities	$45,624	$48	$(342)	$45,330
Asset-backed securities	78,548	95	(493)	78,150
U.S. government and agency securities	79,014	1	(501)	78,514
Foreign government securities	2,022	—	(2)	2,020

	$205,208	$144	$(1,338)	$204,014

Maturity date:
Less than one year	$119,597			$119,315
Due in 1-3 years	85,611			84,699

	$205,208			$204,014

5. Stock compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for employee stock option grants and apply the disclosure-only provisions of SFAS 123 to account for its employee stock option plans. Under APB 25, compensation expense is based on the excess, if any, of the estimated fair value of its stock at the date of grant over the exercise price of the option. Deferred compensation is amortized over the vesting period of the individual options, using the straight-line method.

The following table illustrates the effect on net loss and loss per share as if the fair value method prescribed by SFAS 123 had been applied to all outstanding and unvested awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(restated)		(restated)
Net loss as reported	$(24,466)	$(13,828)	$(43,363)	$(27,298)
Add: employee stock-based compensation under APB 25 included in reported net loss	1,534	1,898	3,106	3,664
Add: employee stock-based compensation related to the repayment of loans to purchase common stock included in reported net loss	3,226	—	3,226	—
Deduct: employee stock-based compensation expense determined under the fair value method	(4,044)	(3,223)	(7,696)	(5,957)

Net loss attributable to common shareholders, pro forma	$(23,750)	$(15,153)	$(44,727)	$(29,591)

Basic and diluted net loss per share, as reported	$(0.46)	$(0.30)	$(0.82)	$(0.59)

Basic and diluted net loss per share, pro forma	$(0.45)	$(0.33)	$(0.84)	$(0.64)

In June 2004, the Company recorded a one-time, non-cash compensation charge of $3.2 million related to the repayment of loans by certain executives with shares of common stock originally purchased with the loan proceeds. The compensation charge equaled the difference between the estimated fair value of the shares on the date of the loan payment less the exercise price or the value of the shares previously used as the basis for recording compensation expense.

6. Lease obligation

In 2003, the Company exercised its option to expand one of its leased buildings and effective May 2004, the Company assumed occupancy of the new space. As of June 30, 2004, the Company had incurred total project costs of approximately $20 million and received an advance from the landlord of $14.9 million. The Company has accounted for this transaction as a financing due to a technical provision within the lease related to condemnation, which could, under remote circumstances, result in continuing ownership involvement by the Company in the building. Under this method of accounting, the net proceeds are considered to be a long-term interest bearing liability. Rent payments under the lease are considered to be payments towards the liability and are allocated to principal and interest.

The Company has reclassified the advance from the landlord of $14.9 million as an addition to the long-term lease obligation with an annual effective interest rate of approximately 12%. At the end of the lease term, the remaining balance of the liability will approximate the net book value of the buildings leased. Upon the completion of the expansion project, the lease terms for all three buildings were reset to 15 years from the date of occupancy of the expansion space.

The following table presents the Company’s scheduled payments under the capitalized building lease obligation, including the additional payments related to the expansion and the reset of the lease term to 15 years (in thousands):

Twelve months ending June 30,
2005	$6,983
2006	7,228
2007	7,480
2008	7,742
2009	8,013
Thereafter	96,201

$133,647

7. Comprehensive loss

For the three and six months ended June 30, 2004, total comprehensive loss was $26.1 million and $45.1 million, respectively. For the three and six months ended June 30, 2003, total comprehensive loss was $14.2 million and $28.2 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term investments. The net change in accumulated other comprehensive income (loss) for the six months ended June 30, 2004 was approximately $1.7 million, reflecting an increase in unrealized losses on short-term investments due to increasing interest rates.

8. Transactions with related party

In March 2004, the Company signed a license agreement with Novo Nordisk providing it exclusive license rights to commercialize the Company’s IL-20 intellectual property in North America. The license agreement includes an execution fee of $4.0 million, and potential milestones and royalties. Novo Nordisk is responsible for all development activities. As of June 30, 2004, $2.4 million of the execution fee was deferred and will be recognized as revenue evenly throughout the remainder of 2004.

In June 2004, the Company signed three license agreements with Novo Nordisk providing exclusive rights to commercialize the Company’s intellectual property related to IL-28a, IL-29 and IL-31, outside North America. Each of the license agreements includes execution fees of $750,000 and potential milestones and royalties. Novo Nordisk is responsible for all development activities. As of June 30, 2004, the Company had received payment for one of the execution fees and recorded a receivable for the remaining fees. It is anticipated that revenue associated with all three execution fees will be recognized in the third quarter of 2004, when all performance obligations are expected to be satisfied.

In June 2004, Novo Nordisk exercised its extension right under an existing option and licensing agreement with the Company. The option and licensing agreement, originally scheduled to expire in November 2004, was extended for two more years, for which Novo Nordisk will pay the Company $7.5 million each year. Revenue will be recognized ratably over the extension period, which is consistent with the revenue recognition for the existing option and licensing agreement.

9. Reclassification

Certain amounts in the financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no impact on previously reported net loss.

10. Recent accounting pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised FASB Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (VIE) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE must be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R became effective in the first quarter of fiscal 2004. Adoption of this interpretation has not impacted the results of operations or the financial position of the Company.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company has applied the provisions of EITF 00-21 since July 2003 and the issuance of SAB 104 has not impacted the results of operations or the financial position of the Company.

In 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) issued a position document on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01), which is meant to provide clarity and consistency in the determination of an other-than temporary impairment of investments. EITF 03-01 is effective for reporting periods beginning after June 15, 2004. The Company is currently evaluating the impact this statement will have on the results of operations and the financial position of the Company.

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

Business Overview

ZymoGenetics, Inc. is a biopharmaceutical company focused on discovering, developing and commercializing therapeutic protein based products for the treatment of human diseases. The process for taking one of our discoveries to the marketplace is long, complex and very costly. It is difficult to predict the time it will take to commercialize any given product candidate, but it would not be unusual to span ten years or more and cost hundreds of millions of dollars. It is also a business of attrition; it is expected that, for the industry as a whole, less than 20% of the drug candidates entering human clinical trials will actually make it to the marketplace. For the products that do make it, particularly for those that address previously unmet medical needs, the markets can be significant, with a number of successful products selling in excess of $1 billion per year.

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

Results of Operations

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk and several other companies. While we do not expect any change in the underlying sales trend in the future, beginning in 2005, we expect substantial reductions in insulin royalties due to patent expirations in a number of major countries. Insulin royalties represented 57% of our total royalty revenues for both of the three-month periods ended June 30, 2004 and 2003 and 57% and 59% of our total royalty revenues for the six months ended June 30, 2004 and 2003, respectively. We have opportunities to earn royalties in the future under other existing license agreements, but we cannot be certain when, or if, products will be sold subject to those licenses.

Option fee from related party. We recognized $3.8 million for each of the six-month periods presented, representing half of the annual option fee of $7.5 million from Novo Nordisk under an option and license agreement, pursuant to which we have given them an option to license certain rights to proteins that we discover. The initial term of this agreement was scheduled to expire in November 2004, but Novo Nordisk exercised its right to extend the agreement and has committed to continue to pay $7.5 million annually for two additional years. Revenue for these annual option fees will be recognized ratably over the term of the extension period.

License fees and milestone payments. Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. The increase for the three and six-month periods ended June 30, 2004, respectively as compared to the same period in 2003, is partially due to the recognition of an up-front payment from a license agreement signed with Amgen, Inc. which grants rights to certain patents covering a metabolic disease target. Additionally, a milestone was earned from BioMimetic Pharmaceuticals related to the regulatory progress of its product, which incorporates a protein licensed from us and the recognition of the license fee revenue related to the IL-20 license agreement signed with Novo Nordisk in March 2004. These increases were partially offset by the expiration of the IL-21 preclinical collaboration agreement signed with Novo Nordisk, which ended in March 2004. For certain license agreements that require no continuing performance by us, we record license fees as revenue upon execution of the agreement. We recognize revenues from milestone payments that represent completion of separate and substantive earnings processes when the milestone is achieved and amounts are due and payable. From period to period, this revenue item can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. Although this revenue item increased for the 2004 periods, we cannot be certain this trend will continue in 2004 and beyond due to the uncertain nature of the events generating the revenue.

Research and development expenses. Research and development expenses have been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables, facility costs and contracted services. Research and development expenses, net of cost reimbursements, increased by 60% and 44% for the three and six-month periods ended June 30, 2004, respectively as compared to the same periods in 2003. Part of the increase resulted from reduced costs reimbursed by Novo Nordisk under the IL-21 preclinical collaboration agreement, which ended in March 2004. Increases over the periods reported largely resulted from increased activities related to our projects. These trends are shown in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Salaries and benefits	$10,091	$8,650	$20,056	$17,363
Consumables	2,355	2,138	4,191	4,319
Facility costs	1,452	1,108	2,671	2,265
Contracted services	8,852	3,455	14,882	7,240
Depreciation and amortization	1,141	1,219	2,150	2,459

Subtotal	23,891	16,570	43,950	33,646
IL-21 cost reimbursement from Novo Nordisk	(12)	(1,677)	(38)	(3,078)

Net research and development expense	$23,879	$14,893	$43,912	$30,568

We anticipate that research and development expense will continue to increase in the foreseeable future as we continue to advance, and potentially expand, our internal product development programs. Over the remainder of 2004, we expect that a number of factors, including the following, will contribute to a significant increase in net research and development expense as compared to 2003:

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

General and administrative expenses. General and administrative expenses consist primarily of salaries and benefit expenses, professional fees and other corporate costs. Expenses increased by 11% and 4% for the three and six-month periods in 2004, respectively, as compared to the same periods in 2003, largely due to an increase in recruiting related costs and legal fees.

We anticipate that general and administrative expenses will increase over the remainder of 2004 and subsequent years reflecting the additional administrative requirements of supporting our product development programs as they advance toward commercialization. In addition, we will continue to incur increased professional fees in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Noncash stock-based compensation expense. In 2001 and early 2002, prior to the completion of our initial public offering, stock options were granted to employees and directors at exercise prices below the estimated fair value of the common stock on the date of grant. As a result, we recorded total deferred stock-based compensation of $29.2 million. Deferred stock-based compensation is being amortized to expense over the vesting periods of the underlying options, generally four years, using the straight-line method. In the second quarter of 2004, we recorded a one-time compensation expense charge of $3.2 million related to the repayment of loans by certain executives with shares of common stock originally purchased with the loan proceeds. The compensation expense equaled the difference between the estimated fair value of the shares on the date of the loan payment less the exercise price or the value of the shares previously used as the basis for recording compensation expense. This increase was partially offset by the cancellation of unvested options held by employees who terminated their employment with the Company. We expect to amortize an additional $3.0 million of deferred stock-based compensation expense in 2004 and a total of $3.0 million in 2005, although actual amounts may be lower if unvested options for which deferred compensation has been recorded are subsequently cancelled. Although we have no current intention of doing so, the amount could increase if future options are granted with exercise prices below the estimated fair value of the common stock on the date of the grant.

Other income (expense). Other income (expense) consists primarily of investment income and interest expense. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: amount of cash reserves invested, the effective interest rate, and the amount of gains or losses recognized. The following table shows how each of these factors affected investment income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average amount of cash reserves	$273,213	$256,575	$280,141	$264,369
Effective interest rate	0.40%	0.56%	0.84%	1.18%

Investment income before gains and losses	1,105	1,441	2,345	3,110
Net gains (losses) on sales of investments	(157)	381	5	882

Investment income, as reported	$948	$1,822	$2,350	$3,992

Liquidity and Capital Resources

As of June 30, 2004, we had cash, cash equivalents and short-term investments of $271.5 million, which we intend to use to fund our operations and capital expenditures over the next several years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We planned to use approximately $85 million to $95 million of our cash reserves to fund our operations and capital expenditures in 2004. Through June 30, 2004, we have used approximately $37 million. We believe that our existing cash resources should provide sufficient funding through 2006. If we complete additional collaborative development transactions, which could generate both revenues and cost reductions, we believe that these cash resources may fund our company for an extended period of time.

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

Cash flows from investing activities. Our most significant use of cash in investing activities is for capital expenditures. Our business requires us to expend a certain amount each year to adopt newly developed technologies and replace obsolete assets. In addition, we have used cash to expand our facilities. The following table shows the amount of cash going toward each of these types of capital expenditures for the six months ended June 30 (in thousands):

	2004	2003
Ongoing equipment/facility expenditures	$2,012	$1,638
Expansion of R&D facility, including pilot scale manufacturing plant	8,283	2,246

Total	$10,295	$3,884

We assumed occupancy of the R&D facility expansion project on May 10, 2004. To date, we have spent approximately $20 million towards the building and related equipment costs. We have a remaining budget of $6 million for construction, equipment and validation costs, which we expect will be incurred over the last six months of 2004. The project was partially funded by an allowance from our landlord of $14.9 million. The term of the lease is 15 years and ends May 10, 2019. This transaction has been accounted for as a financing due to a technical provision within the leases related to condemnation, which could, under remote circumstances, result in continuing ownership involvement by us in the three buildings.

Cash flows from investing activities also reflect $5.2 million of cash used to purchase short-term investments net of amounts received from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be relevant to an understanding of our liquidity and capital resources.

Cash flows from financing activities. In May 2004, we entered into a stock purchase agreement with Amgen, Inc. under which they agreed to purchase 624,337 shares of our common stock. We received net proceeds of approximately $10 million. We received an additional $6.9 million, which represents the final installments of construction advance payments from our landlord.

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

Contractual Obligations

At June 30, 2004 we are contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Building lease obligation	$133,647	$6,983	$14,708	$15,755	$96,201
Operating leases	9,406	1,160	2,404	2,499	3,343
Construction contract	1,370	1,370	—	—	—
Manufacturing contracts	23,636	19,677	3,959	—	—

Total	$168,059	$29,190	$21,071	$18,254	$99,544

The building lease obligation, which resulted from the sale-leaseback financing transaction, reflects the reset of the lease terms to 15 years beginning May 2004. Operating lease terms range from one to ten years with certain renewal provisions at our option. The construction contract relates to our ongoing facility expansion project, and the amount shown above represents the remaining balance on the contract as of June 30, 2004. The manufacturing contracts include Phase 3 and commercial production of rhThrombin, and material production and fill and finish costs related to FXIII and rhThrombin. The obligation for the rhThrombin agreement represents the base amount of the contract, assuming work proceeds as planned at the time the contract was signed. There are several points in the project at which we have the option to terminate further work, thereby reducing the amount of our commitment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, commercial paper and money market funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We recently agreed with Novo Nordisk that they will make royalty payments on a quarterly schedule based on exchange rates in effect at the end of the quarter. We do not have material foreign currency exposure, nor do we hold derivative financial instruments.

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

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds from Sale of Registered Securities

Our Registration Statement (File No. 333-69190) under the Securities Act of 1933 (the “Securities Act”) relating to our initial public offering, was declared effective by the SEC on January 31, 2002. From the effective date of the offering through June 30, 2004, we have invested the net proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

On May 20, 2004, we entered into a license agreement with Amgen, Inc. and a related agreement pursuant to which Amgen, Inc. purchased 624,337 shares of our common stock for a total purchase price of $10 million and is entitled to certain registration rights with respect to such shares. The shares that Amgen purchased were exempt from registration pursuant to Rule 506 of the Securities Act because Amgen is an “accredited investor” as defined in Rule 501(a) of Regulation D of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on June 10, 2004. Of the 52,867,656 shares of common stock outstanding as of the record date of the annual meeting, 45,518,326 shares, or 86.1% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy. One proposal was submitted to our shareholders and approved at the annual meeting as follows:

Election of Directors: Bruce L.A. Carter, Ph.D. and Edward E. Penhoet, Ph.D. were elected to serve as members of the board of directors, each with terms expiring in 2007. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

Name	Votes For	Votes Withheld
Bruce L.A. Carter, Ph.D.	45,114,366	403,960
Edward E. Penhoet, Ph.D.	43,838,674	1,679,652

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number
10.1	Amendment No. 2 to Lease Agreement, dated July 19, 2004, between ZymoGenetics, Inc. and ARE-1201/1208 Eastlake Avenue, LLC.

10.2	Amendment No. 2 to Lease Agreement, dated June 14, 2004, between ZymoGenetics, Inc. and ARE-/1208 Eastlake Avenue, LLC.

10.3	Amendment to Insulin Agreement, dated May 18, 2004, between ZymoGenetics, Inc. and Novo Nordisk A/S.

10.4	Addendum to Insulin Agreement, dated May 18, 2004, between ZymoGenetics, Inc. and Novo Nordisk A/S.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 6, 2004, we furnished a Current Report on Form 8-K to the SEC to report the issuance of a press release announcing our results of operations and financial condition for the three months ended March 31, 2004.

On May 20, 2004, we filed a Current Report on Form 8-K to the SEC to report the issuance of a press release announcing that we had entered into a license agreement with Amgen Inc. and a related agreement pursuant to which Amgen Inc. agreed to purchase 624,337 shares of our common stock for a total purchase price of $10 million.

On June 9, 2004, we filed a Current Report on Form 8-K to the SEC to report the issuance of a press release announcing the receipt of a notice from Novo Nordisk exercising its extension right under an existing option and licensing agreement which gives them the right to exclusively license a limited number of proteins outside North America.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: August 6, 2004	By:	/s/ James A. Johnson
James A. Johnson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)