Form 10-Q
period 2004-09-30
ZYMOGENETICS INC
filed 2004-11-08
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Common stock outstanding at November 1, 2004: 57,227,207 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2004

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$32,964	$97,576
Short-term investments	217,408	202,316
Receivables
Related party	3,422	3,458
Trade	1,386	1,189
Interest and other	1,365	1,228
Prepaid expenses and other	3,860	2,777

Total current assets	260,405	308,544

Property and equipment, net	69,890	62,341
Other assets	5,372	5,024

Total assets	$335,667	$375,909

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,954	$4,808
Accrued liabilities	12,745	8,301
Deferred revenue	2,809	8,022

Total current liabilities	19,508	21,131
Construction advance from landlord	—	7,918
Lease obligation	65,839	50,570
Deferred revenue, net of current portion	4,385	4,957
Deferred lease obligations	104	59
Other noncurrent liabilities	3,599	3,359

Commitments and contingencies

Shareholders’ equity
Common stock, no par value, 150,000 shares authorized, 53,871 and 52,494 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	514,174	498,602
Non-voting common stock, no par value, 30,000 shares authorized, none issued and outstanding	—	—
Notes receivable from shareholders	—	(725)
Deferred stock-based compensation	(4,628)	(9,455)
Accumulated deficit	(266,398)	(201,033)
Accumulated other comprehensive income (loss)	(916)	526

Total shareholders’ equity	242,232	287,915

Total liabilities and shareholders’ equity	$335,667	$375,909

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Revenues
Royalties
Related party	$2,567	$1,668	$5,753	$4,865
Other	841	657	2,428	2,220
Option fee from related party	1,875	1,875	5,625	5,625
License fees and milestone payments
Related party	6,450	809	8,851	3,327
Other	203	3,203	3,320	4,129

Total revenues	11,936	8,212	25,977	20,166

Operating expenses
Research and development (excludes noncash stock-based compensation expense of $1,162, $1,007, $3,807 and $3,255, respectively)	26,963	17,504	68,871	46,471
General and administrative (excludes noncash stock-based compensation expense of $328, $700, $4,015 and $2,116, respectively)	4,758	3,821	13,153	11,595
Noncash stock-based compensation expense	1,490	1,707	7,822	5,371

Total operating expenses	33,211	23,032	89,846	63,437

Loss from operations	(21,275)	(14,820)	(63,869)	(43,271)

Other income (expense)
Investment income	1,150	1,230	3,501	5,223
Interest expense	(1,882)	(1,422)	(4,979)	(4,186)
Other gains (losses), net	5	17	(18)	(60)

Net loss	$(22,002)	$(14,995)	$(65,365)	$(42,294)

Basic and diluted net loss per share	$(0.41)	$(0.32)	$(1.23)	$(0.92)

Weighted-average number of shares used in computing net loss per share	53,762	46,221	53,225	46,037

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
		(restated)
Cash flows from operating activities
Net loss	$(65,365)	$(42,294)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,003	4,215
Net loss on disposition of property and equipment	6	74
Noncash stock-based compensation	7,822	5,371
Net realized loss (gain) on sales of short-term investments	28	(966)
Amortization of premium on short-term investments	2,100	2,496
Changes in operating assets and liabilities
Receivables	(326)	(5,879)
Prepaid expenses and other	(1,160)	(1,620)
Accounts payable	994	(1,178)
Accrued liabilities	4,444	1,232
Deferred revenue	(5,785)	(8,475)
Other noncurrent liabilities	693	687

Net cash used in operating activities	(52,546)	(46,337)

Cash flows from investing activities
Purchases of property and equipment	(13,428)	(6,221)
Purchases of short-term investments	(206,074)	(242,562)
Proceeds from sales of property and equipment	23	62
Proceeds from sales and maturity of short-term investments	187,141	246,660

Net cash used in investing activities	(32,338)	(2,061)

Cash flows from financing activities
Net proceeds from issuance of common stock	10,215	—
Construction advance from landlord	6,943	3,243
Proceeds from exercise of stock options	3,114	1,844

Net cash provided by financing activities	20,272	5,087

Net decrease in cash and cash equivalents	(64,612)	(43,311)
Cash and cash equivalents at beginning of period	97,576	55,579

Cash and cash equivalents at end of period	$32,964	$12,268

Supplemental Disclosure of Cash Flow Information
Noncash investing and financing activities:
Other noncash additions (reductions) to property and equipment	$(1,847)	$1,739

Noncash settlement of notes receivable	$725	$—

Noncash settlement of interest receivable	$22	$—

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

The Company’s financial statements for the quarter ended September 30, 2003 and the nine months ended September 30, 2003 have been restated. Subsequent to the issuance of these financial statements, in consultation with its outside auditors, the Company determined that the sale-leaseback transaction that occurred in October 2002 was not appropriately accounted for. The Company initially accounted for the transaction as a sale of the properties involved and as operating leases under the provisions of SFAS 13. Subsequently it was determined that the leases contain a specific technical provision that could, under certain remote circumstances, result in the Company’s continuing ownership involvement with respect to the properties. Due to the existence of this provision, the transaction was more appropriately accounted for as a financing rather than a sale and leaseback of the properties. The following table summarizes the impact of the restatement on the Company’s financial statements as reported in this Form 10-Q (in thousands, except per share data):

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Reported	As Restated	As Reported	As Restated
Property and equipment, net	$21,965	$56,563	$21,965	$56,563
Deferred gain on sale of asset, current	960	—	960	—
Deferred gain on sale of asset, noncurrent	12,486	—	12,486	—
Deferred lease obligations	1,497	49	1,497	49
Lease obligation	—	50,476	—	50,476
Accumulated deficit	(182,771)	(183,756)	(182,771)	(183,756)
Research and development expense	18,568	17,504	49,536	46,471
General and administrative expense	4,087	3,821	12,361	11,595
Loss from operations	(16,150)	(14,820)	(47,102)	(43,271)
Interest expense	(4)	(1,422)	(8)	(4,186)
Other income (expense), net	322	86	1,605	892
Net loss	(14,671)	(14,995)	(41,235)	(42,294)
Net loss per share—basic and diluted	(0.32)	(0.32)	(0.90)	(0.92)

2. Net loss per share

Basic and diluted net loss per share has been computed based on net loss available to common shareholders and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded all outstanding options to purchase common stock as such shares are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Net loss	$(22,002)	$(14,995)	$(65,365)	$(42,294)

Weighted-average shares used in computing basic and diluted net loss per share	53,762	46,221	53,225	46,037

Basic and diluted net loss per share	$(0.41)	$(0.32)	$(1.23)	$(0.92)

Antidilutive securities not included in net loss per share calculation:
Options to purchase common stock	10,308	9,422	10,308	9,422

3. Short-term investments

Short-term investments consisted of the following at September 30, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Type of security:
Commercial paper and money market	$7,200	$—	$—	$7,200
Corporate debt securities	44,825	57	(217)	44,665
Asset-backed securities	76,465	68	(443)	76,090
U.S. government and agency securities	89,078	2	(382)	88,698
Foreign government securities	756	—	(1)	755

	$218,324	$127	$(1,043)	$217,408

Maturity date:
Less than one year	$175,308			$174,723
Due in 1-3 years	43,016			42,685

	$218,324			$217,408

The Company has concluded that unrealized losses are temporary due to the ability of the Company to realize the full value of its investments at maturity.

4. Stock compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for employee stock option grants and apply the disclosure-only provisions of SFAS 123 to account for its employee stock option plans. Under APB 25, compensation expense is based on the excess, if any, of the estimated fair value of its stock at the date of grant over the exercise price of the option. Deferred compensation is amortized over the vesting period of the individual options, using the straight-line method

The following table illustrates the effect on net loss and loss per share as if the fair value method prescribed by SFAS 123 had been applied to all outstanding and unvested awards (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Net loss as reported	$(22,002)	$(14,995)	$(65,365)	$(42,294)
Add: employee stock-based compensation under APB 25 included in reported net loss	1,490	1,707	4,596	5,371
Add: employee stock-based compensation related to the repayment of loans to purchase common stock included in reported net loss	—	—	3,226	—
Deduct: employee stock-based compensation expense determined under the fair value method	(3,932)	(3,291)	(11,629)	(9,248)

Net loss attributable to common shareholders, pro forma	$(24,444)	$(16,579)	$(69,172)	$(46,171)

Basic and diluted net loss per share, as reported	$(0.41)	$(0.32)	$(1.23)	$(0.92)

Basic and diluted net loss per share, pro forma	$(0.45)	$(0.36)	$(1.30)	$(1.00)

5. Lease obligation

In 2003, the Company exercised its option to expand one of its leased buildings and, effective May 2004, the Company assumed occupancy of the new space. As of September 30, 2004, the Company had incurred total project costs of approximately $21 million and received an advance from the landlord of $14.9 million. The Company has accounted for this transaction as a financing due to a technical provision within the lease related to condemnation, which could, under remote circumstances, result in continuing ownership involvement by the Company in the building. Under this method of accounting, the net proceeds are considered to be a long-term interest bearing liability. Rent payments under the lease are considered to be payments towards the liability and are allocated to principal and interest.

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

The following table presents the Company’s scheduled payments under the capitalized building lease obligation, including the additional payments related to the expansion and the reset of the lease terms to 15 years (in thousands):

Twelve months ending September 30,
2005	$7,043
2006	7,289
2007	7,544
2008	7,808
2009	8,081
Thereafter	94,180

$131,945

6. Comprehensive loss

For the three and nine months ended September 30, 2004, total comprehensive loss was $21.7 million and $66.8 million, respectively. For the three and nine months ended September 30, 2003, total comprehensive loss was $15.8 million and $44.0 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term investments. The net change in accumulated other comprehensive income (loss) for the nine months ended September 30, 2004 was approximately $1.4 million, reflecting an increase in unrealized losses on short-term investments due to increasing interest rates.

7. Transactions with related party

In March 2004, the Company signed a license agreement with Novo Nordisk providing it exclusive license rights to commercialize the Company’s IL-20 intellectual property in North America. The license agreement includes an execution fee of $4.0 million, and potential milestones and royalties. Novo Nordisk is responsible for all development activities. As of September 30, 2004, $1.2 million of the execution fee was deferred and will be recognized as revenue evenly throughout the remainder of 2004.

In June 2004, the Company signed three license agreements with Novo Nordisk providing exclusive rights to commercialize the Company’s intellectual property related to IL-28a, IL-29 and IL-31, outside North America. Each of the license agreements includes execution fees of $750,000 and potential milestones and royalties. Novo Nordisk is responsible for all development activities. During the quarter ended September 30, 2004, the Company satisfied all performance obligations and recognized the full $2.25 million as license fee revenue.

In September 2004, Novo Nordisk provided the Company with a notice of termination for its license to IL-20 receptor outside North America. Novo Nordisk had previously licensed this protein in September 2001 together with IL-20. The agreement provided for one of the two proteins to be considered a backup, which could be removed from the license at a later date. In terminating the license to IL-20 receptor as the backup protein, Novo Nordisk agreed to pay the Company a final milestone payment and a termination fee totaling $1.5 million, which have been recorded as milestone revenue for the period ending September 30, 2004.

8. Reclassification

Certain amounts in the financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no impact on previously reported net loss.

9. Recent accounting pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised FASB Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (VIE) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE must be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R became effective in the first quarter of fiscal 2004. The adoption of this interpretation has not impacted the results of operations or the financial position of the Company.

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

In 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) issued a position document on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-01), which is meant to provide clarity and consistency in the determination of an other-than temporary impairment of investments. In September 2004, EITF 03-01-1 was issued and deferred the effective date of this position document but maintained the disclosure requirement of EITF 03-01 for paragraphs 21 and 22. The adoption of this statement has not impacted the results of operations or the financial position of the Company.

10. Subsequent events

On September 7, 2004, the Company entered into a master agreement with Serono S.A. and Serono B.V. (together, Serono), providing for a strategic research, development and commercialization alliance with Serono. The terms of the Master Agreement and related agreements were subject to review by the United States Federal Trade Commission (FTC) and Department of Justice, under the provisions of the Clayton Act, 15 U.S.C. ss. 18a, as added by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). Effective October 5, 2004, the FTC granted the parties’ request for early termination of the waiting period required under the HSR Act with regard to the proposed alliance. On October 12, 2004, upon closing of the transaction, the Company issued and sold to Serono 3,176,620 shares of common stock at a price per share of $15.74, for an aggregate purchase price of $50 million. Additionally, the Company entered into a strategic alliance agreement and three other product-related agreements pursuant to which Serono will pay total upfront fees of approximately $31 million plus potential milestones and royalties.

On October 4, 2004, the Company entered into a license agreement with Novo Nordisk A/S (Novo Nordisk), with respect to recombinant Factor XIII. The License Agreement provides that Novo Nordisk will develop and commercialize recombinant Factor XIII on a worldwide basis and pay the Company $15 million upon signing plus potential milestones and royalties.

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

Business Overview

ZymoGenetics, Inc. is a biopharmaceutical company focused on discovering, developing and commercializing therapeutic protein-based products for the treatment of human diseases. The process for taking one of our discoveries to the marketplace is long, complex and very costly. It is difficult to predict the time it will take to commercialize any given product candidate, but it would not be unusual to span ten years or more and cost hundreds of millions of dollars. It is also a business of attrition; it is expected that, for the industry as a whole, less than 20% of the drug candidates entering human clinical trials will actually make it to the marketplace. For the products that do make it, particularly for those that address previously unmet medical needs, the markets can be significant, with a number of successful products selling in excess of $1 billion per year.

An important element of our strategy is that we intend to maintain all or a significant share of the commercial rights to a number of our products in North American markets. As a result, we will be required to pay a significant portion of the development costs for these product candidates. A second important element of our strategy is that we are developing a broad portfolio of product candidates to give our company more opportunities to be successful. We currently have three product candidates in clinical development and expect to add additional proteins to this portfolio in the future. Thus, we are paying a significant portion of development costs for several potential products. Assuming these product candidates progress through clinical development successfully, the costs of clinical trials are expected to increase significantly.

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

Results of Operations

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk and several other companies. While we do not expect any change in the underlying sales trend in the future, beginning in 2005, we expect substantial reductions in insulin royalties due to patent expirations in a number of major countries. Insulin royalties represented 63% and 62% of our total royalty revenues for the three-month periods ended September 30, 2004 and 2003 and 59% and 60% of our total royalty revenues for the nine months ended September 30, 2004 and 2003, respectively. The increase in related party royalties from 2003 to 2004, for both periods reported, is primarily due to the weakening of the U.S. currency as compared to the Danish Kroner and its impact on the calculation of royalties. We have opportunities to earn royalties in the future under other existing license agreements, but we cannot be certain when, or if, products will be sold subject to those licenses.

Option fee from related party. We recognized $5.6 million for each of the nine-month periods presented, representing three quarters of the annual option fee of $7.5 million from Novo Nordisk under an option and license agreement, pursuant to which we have given them an option to license certain rights to proteins that we discover. The initial term of this agreement was scheduled to expire in November 2004, but Novo Nordisk exercised its right to extend the agreement and has committed to continue to pay $7.5 million annually for two additional years. Revenue for these annual option fees will be recognized ratably over the term of the extension period.

License fees and milestone payments. The increase in license fees and milestone payments for the three-month period ended September 30, 2004, as compared to the same period in 2003, is primarily due to recognition of revenue related to the following items:

•	license fees from Novo Nordisk for rights to IL-28a, IL-29 and IL-31 outside North America;

•	a portion of a license fee from Novo Nordisk for rights to IL-20 in North America;

•	a milestone payment from Novo Nordisk related to the initiation of IL-21 clinical trials outside North America; and

•	a final milestone payment and a termination fee from Novo Nordisk related to the termination of a license to IL-20 receptor outside North America.

The increase for the nine-month period ended September 30, 2004, as compared to the same period in 2003, is primarily due to these same factors, together with increases related to an up-front payment from the Amgen, Inc. license agreement and milestone revenue recognized from BioMimetic Pharmaceuticals. The increases in both the three and nine-month periods ended September 30, 2004 were partially offset by the expiration of the Novo Nordisk IL-21 preclinical collaboration agreement, which ended in March 2004.

Revenues from license fees and other upfront payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. We recognize license fees as revenue upon execution of license agreements that require no continuing performance by us. We recognize revenues from milestone payments that represent completion of separate and substantive earnings processes when the milestone is achieved and amounts are due and payable. From period to period, this revenue item can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. Although this revenue item increased for the 2004 periods, we cannot be certain this trend will continue in 2004 and beyond due to the uncertain nature of the events generating the revenue.

Research and development expenses. Research and development expenses have been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables, facility costs and contracted services. Contracted services consist primarily of services related to manufacturing, preclinical studies and clinical trials. Research and development expenses, net of cost reimbursements, increased by 54% and 48% for the three and nine-month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. Increases over the periods reported largely resulted from increased activities related to our clinical development projects. Part of the increase resulted from reduced costs reimbursed by Novo Nordisk under the IL-21 preclinical collaboration agreement, which ended in March 2004. These trends are shown in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Salaries and benefits	$9,593	$7,904	$28,619	$24,379
Consumables	2,601	2,215	6,752	6,477
Facility costs	1,442	1,120	4,111	3,377
Contracted services	12,086	6,668	26,036	13,693
Depreciation and amortization	1,241	1,092	3,391	3,551

Subtotal	26,963	18,999	68,909	51,477

IL-21 cost reimbursement from Novo Nordisk	—	(1,495)	(38)	(5,006)

Net research and development expense	$26,963	$17,504	$68,871	$46,471

Research and development expense has continued to increase as we have advanced and expanded our internal product development programs. We expect this trend to continue over the remainder of 2004. A number of factors, including the following, have and will continue to contribute to the significant increase in net research and development expense as compared to 2003:

•	costs related to scale-up and production of Phase 3 and commercial product for the rhThrombin program;

•	costs of significantly expanded clinical trial activity, particularly with respect to rhThrombin and TACI-Ig;

•	increased staffing to support expanded product development efforts, particularly in the clinical, medical, regulatory and quality areas; and

•	reduced cost reimbursements from Novo Nordisk with respect to development of IL-21.

General and administrative expenses. General and administrative expenses consist primarily of salaries and benefit expenses, professional fees and other corporate costs. Expenses increased by 25% and 13% for the three and nine-month periods in 2004, respectively, as compared to the same periods in 2003, largely due to higher costs associated with business development activities, compliance with the Sarbanes-Oxley Act, and growth in other areas supporting the company’s business, particularly human resources and information technology.

We anticipate that general and administrative expenses will continue to increase in future periods, reflecting the additional administrative requirements of supporting our product development programs as they advance toward commercialization. In addition, we will continue to incur increased professional fees in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Noncash stock-based compensation expense. In 2001 and early 2002, prior to the completion of our initial public offering, stock options were granted to employees and directors at exercise prices below the estimated fair value of the common stock on the date of grant. As a result, we recorded total deferred stock-based compensation of $29.2 million. Deferred stock-based compensation is being amortized to expense over the vesting periods of the underlying options, generally four years, using the straight-line method. In the second quarter of 2004, we recorded a one-time compensation expense charge of $3.2 million related to the repayment of loans by certain executives with shares of common stock originally purchased with the loan proceeds. The compensation expense equaled the difference between the estimated fair value of the shares on the date of the loan payment less the exercise price or the value of the shares previously used as the basis for recording compensation expense. This increase was partially offset by the cancellation of unvested options held by employees who terminated their employment with the Company. We expect to amortize an additional $1.5 million of deferred stock-based compensation expense in 2004 and a total of $3.0 million in 2005, although actual amounts may be lower if unvested options for which deferred compensation has been recorded are subsequently cancelled. Although we have no current intention of doing so, the amount could increase if future options are granted with exercise prices below the estimated fair value of the common stock on the date of the grant.

In March, 2004, the Financial Accounting Standards Board issued an Exposure Draft, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 4 to the financial statements). While the final statement is subject to change, it is currently anticipated it will become effective for periods beginning after June 15, 2005, which would be our third fiscal quarter in 2005. We are in the process of evaluating the impact this proposal will have on our financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average amount of cash reserves	$257,493	$240,677	$272,592	$256,472
Effective interest rate	0.46%	0.48%	1.29%	1.67%

Investment income before gains and losses	1,184	1,161	3,529	4,271
Net gain (loss) on sales of investments	(34)	69	(28)	952

Investment income, as reported	$1,150	$1,230	$3,501	$5,223

Liquidity and Capital Resources

As of September 30, 2004, we had cash, cash equivalents and short-term investments of $250.4 million, which we intend to use to fund our operations and capital expenditures over the next several years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We planned to use approximately $85 million to $95 million of our cash reserves to fund our operations and capital expenditures in 2004. Through September 30, 2004, we have used approximately $66 million.

In October 2004, the Company entered into separate agreements with Serono and Novo Nordisk. The Company issued and sold to Serono 3,176,620 shares of common stock at a price per share of $15.74, for an aggregate purchase price of $50 million. Additionally, the Company entered into a strategic alliance agreement and three other product-related agreements pursuant to which Serono pays total upfront fees of approximately $31 million plus potential milestones and royalties. The Company entered into a license agreement with Novo Nordisk with respect to recombinant Factor XIII. The License Agreement provides that Novo Nordisk will develop and commercialize recombinant Factor XIII on a worldwide basis and pay the Company $15 million upon signing plus potential milestones and royalties.

We believe that our existing cash resources, including amounts receivable from Serono and Novo Nordisk in the fourth quarter of 2004, should provide sufficient funding through late 2007. If we complete additional collaborative development transactions, which could generate both revenues and cost reductions, these cash resources could fund our company for an extended period of time.

Cash flows from operating activities. The amount of cash used to fund our operating activities generally tracks our net losses, with the following exceptions:

•	noncash expenses, such as depreciation and amortization, gain or loss on sale or disposal of assets, and noncash stock-based compensation, which do not result in uses of cash;

•	net realized gain and amortization of premium on short-term investments, which are reflected as sources of cash from investing activities upon maturity or sale of the respective investments;

•	changes in receivables, which generally represent temporary timing differences between the recognition of certain revenues and the subsequent receipt of cash payments;

•	changes in deferred revenue, which reflect the difference in timing between the receipt of cash from option fees, license fees and other upfront payments and the subsequent recognition of these amounts as revenue over the period we are contractually required to provide other rights or services that represent continuing obligations; and

•	changes in other assets and liabilities, which generally represent temporary timing differences between the recognition of certain expenses and their payment.

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

Cash flows from investing activities. Our most significant use of cash in investing activities is for capital expenditures. Our business requires us to expend a certain amount each year to adopt newly developed technologies and replace obsolete assets. In addition, we have used cash to expand our facilities. The following table shows the amount of cash going toward each of these types of capital expenditures for the nine months ended September 30 (in thousands):

	2004	2003
Ongoing equipment/facility expenditures	$4,043	$1,445
Expansion of R&D facility, including pilot scale manufacturing plant	9,385	4,776

Total	$13,428	$6,221

We assumed occupancy of the R&D facility expansion project on May 10, 2004. To date, we have spent approximately $21 million towards the building and related equipment costs. We have a remaining budget of $5 million for construction, equipment and validation costs, much of which we expect will be incurred over the remainder of 2004. The project was partially funded by an allowance from our landlord of $14.9 million. The term of the lease is 15 years and ends May 10, 2019. This transaction has been accounted for as a financing due to a technical provision within the leases related to condemnation, which could, under remote circumstances, result in continuing ownership involvement by us in the three buildings.

Cash flows from investing activities also reflect $18.9 million of cash used to purchase short-term investments net of amounts received from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be relevant to an understanding of our liquidity and capital resources.

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

Contractual Obligations

At September 30, 2004 we are contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Building lease obligation	$131,945	$7,043	$14,833	$15,889	$94,180
Operating leases	9,120	1,170	2,420	2,502	3,028
Manufacturing contracts	19,617	19,609	8	—	—

Total	$160,682	$27,822	$17,261	$18,391	$97,208

The building lease obligation, which resulted from the sale-leaseback financing transaction, reflects the reset of the lease terms to 15 years beginning May 2004. Operating lease terms range from one to ten years with certain renewal provisions at our option. The manufacturing contracts include Phase 3 and commercial production and fill and finish costs related to rhThrombin. The obligation for the rhThrombin manufacturing contract represents the base amount of the contract, assuming work proceeds as planned at the time the contract was signed. There are several points in the project at which we have the option to terminate further work, thereby reducing the amount of our commitment.

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

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds from Sale of Registered Securities

Our Registration Statement (File No. 333-69190) under the Securities Act of 1933 (the “Securities Act”) relating to our initial public offering, was declared effective by the SEC on January 31, 2002. From the effective date of the offering through September 30, 2004, we have invested the net proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 6. Exhibits

Exhibit Number
10.1	Employment agreement, dated August 29, 2004, between the Company and Douglas E. Williams.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: November 5, 2004	By:	/s/ James A. Johnson
James A. Johnson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)