Form 10-K
period 2004-12-31
ZYMOGENETICS INC
filed 2005-03-14
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Yes  ☒  No  ☐

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2004 was: $529,867,136.

Common stock outstanding at March 1, 2005: 57,703,808 shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on June 10, 2005, are incorporated by reference in Part III.

ZYMOGENETICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2004

PART I

Item 1.    Business

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,”, “intend,” “may,” “potential,” “seek,” “should,” “target” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results could differ significantly from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Factors that could cause or contribute to such differences include those discussed in “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

Our company is focused on the discovery, development and commercialization of therapeutic proteins for the treatment of human disease. We have a growing pipeline of potential products that we expect to develop on our own or in collaboration with partners. Our most advanced internal product candidate is recombinant human thrombin (rhThrombin). It is a recombinant version of a blood-clotting protein that is currently marketed as a stand-alone product in a form derived from bovine (cow) plasma. Our intent is to provide an attractive, and potentially safer, alternative to the currently marketed version, building on our established expertise in recombinant protein production methods. rhThrombin is a topical hemostatic agent intended for the control of moderate bleeding during surgical procedures. We have retained worldwide rights to rhThrombin. In early 2005, we successfully completed Phase 2 clinical trials of rhThrombin in four surgical indications and plan to begin Phase 3 trials in the second half of 2005.

Our bioinformatics efforts, in combination with our biology expertise, have yielded numerous novel proteins with potential medical relevance. Our most advanced bioinformatics-derived product candidates are TACI-Ig and interleukin-21 (IL-21). TACI-Ig is a soluble receptor with potential applications for the treatment of cancer and autoimmune diseases. It is being developed in collaboration with Serono S.A., a leading global biotechnology company. IL-21 is a protein with potential applications for the treatment of cancer, which we are developing in North America, and which Novo Nordisk A/S is concurrently developing in the rest of the world. We began Phase 1b clinical trials of TACI-Ig in patients with SLE and rheumatoid arthritis in the middle of 2004. We also recently initiated Phase 1b clinical trials of TACI-Ig in multiple myeloma and non-Hodgkin’s lymphoma. For IL-21, we began a Phase 1 clinical trial in June 2004 in the United States, while Novo Nordisk began their Phase 1 clinical trial in September 2004 in Australia. We have established a clinical data sharing agreement with Novo Nordisk.

We have been active in the area of therapeutic proteins since our incorporation in the state of Washington in 1981. For 12 years we were a wholly owned subsidiary of Novo Nordisk, one of the world’s largest producers of therapeutic proteins. We have contributed to the discovery or development of five recombinant protein products currently on the market, which had aggregate sales in 2004 in excess of $2 billion. In November 2000, as part of a restructuring by Novo Nordisk, we became an independent company in a transaction that included a $150 million private placement. In February 2002, we completed our initial public offering.

Early in our history, we focused on protein chemistry and molecular and cellular biology. In the mid-1990’s, we developed an advanced bioinformatics program that now represents the foundation of our discovery efforts. We were early to recognize the opportunity of genomics and were a pioneer in the use of bioinformatics tools to mine genomic databases. We focus our bioinformatics-based discovery efforts on the relatively small subset of genes that we believe have the highest probability of coding for proteins with therapeutic potential. Specifically, we focus on key protein categories that have members with proven therapeutic value or potent biological activity. We believe this approach increases our research efficiency and maximizes our chances of commercial success.

Our expertise in biology and protein chemistry strengthens our ability to determine the biological function and potential therapeutic utility of our protein candidates early in the discovery process. Determining biological function and therapeutic utility at an early stage improves our prospects of establishing patent priority by enabling us to file detailed patent applications covering both composition of matter and method of use claims. We have issued patents covering all three of our product candidates under internal development. In total, we have more than 290 unexpired issued or allowed United States patents and over 250 United States patent applications pending.

In October 2004, we established a five-year strategic alliance with Serono S.A. to research, develop and commercialize novel protein and antibody therapeutics derived from our proprietary portfolio of genes and proteins. We received over $80 million in cash upon execution of the agreement, which included a $50 million equity investment, and may receive future upfront fees, milestone payments and royalties based on product sales. In October 2004, we licensed recombinant Factor XIII (rFactor XIII) to Novo Nordisk. rFactor XIII is a protein involved in blood clotting that, previously, we had been developing for the treatment of bleeding complications associated with congenital and acquired Factor XIII deficiencies. We received a $15 million upfront payment from Novo Nordisk and may receive future milestone payments and royalties based on sales of any products containing recombinant Factor XIII.

Business Strategy

Our corporate objective is to discover, develop and commercialize novel therapeutic proteins and other protein-based products for the treatment of human disease. To achieve this objective, we are pursuing the following key strategies:

•	Establish a robust portfolio of proprietary therapeutic proteins. We focus our discovery efforts exclusively on therapeutic proteins. Using our unique genomics-based discovery platform, we have identified many novel proteins with potential as therapeutics. We believe that this approach, combined with strong patent and other intellectual property protections, will ultimately result in proprietary product opportunities, providing potential market exclusivity for our product candidates.

•	Balance product portfolio risk. Our goal is to develop a broad portfolio of product candidates that includes lower-risk, recombinant proteins as replacements for plasma-derived protein products and novel, higher-risk proteins that have blockbuster potential. Our most advanced internal product development candidate, rhThrombin, is a recombinant version of a currently marketed bovine plasma-derived protein. Two other of our product development candidates, TACI-Ig and IL-21, are novel proteins that could have broad therapeutic potential in cancer and autoimmunity.

•	Leverage our development resources through partnerships. We have established successful partnerships that will allow us to further diversify our product development risks, reduce costs, and access complementary skills and infrastructure possessed by our partners. With this strategy we should be able to pursue more opportunities than working alone.

•	Focus on North America. We retain all or a significant percentage of commercial rights to our product candidates in North America, and license commercial rights in the rest of the world. We intend to actively participate in the sales and marketing activities while maintaining our flexibility in establishing commercial infrastructure: building our own, renting it or relying on our partners’ infrastructure.

•	Licensing non-core proteins. We intend to continue out-licensing unencumbered proteins that lie outside our areas of interest. We use near-term cash from these transactions to support our internal development efforts. We believe that by out-licensing non-core proteins to licensees with extensive expertise in related areas, we maximize chances of commercial success and ultimately the long-term value that we expect to receive in the form of future milestone payments and royalties.

Products and Product Pipeline

Our track record in the field of therapeutic proteins includes contributions to the discovery or development of five recombinant protein products currently being marketed by Novo Nordisk or other companies. Our current focus is the development of a pipeline of internal product candidates. We also have out-licensed several product candidates outside our areas of interest. The following table summarizes our product candidates for internal development or co-development, as well as out-licensed product candidates and marketed products.

Product/Product Candidate	Indication or Intended Use	Stage of Development	Development/Commercial Rights

Internal Candidates

rhThrombin	General surgical hemostat Line extensions	Phase 2 Preclinical	Internal development

TACI-Ig	Systemic lupus erythematosus Rheumatoid arthritis Multiple myeloma Non-Hodgkin’s lymphoma/chronic lymphocytic leukemia Multiple sclerosis	Phase 1 Phase 1 Phase 1 Phase 1 Research	Co-development with Serono in North America; Serono development outside North America

IL-21	Metastatic melanoma/ metastatic renal cell carcinoma Combination with anti-cancer monoclonal antibodies	Phase 1 Preclinical	Internal development in North America; Novo Nordisk development outside North America

IL-29	Hepatitis C virus infection Other viral diseases	Preclinical Research	Internal development in North America; Novo Nordisk development outside North America

IL-31	Inflammatory diseases	Preclinical	Co-development with Serono in U.S.; Novo Nordisk development outside North America

Product/Product Candidate	Indication or Intended Use	Stage of Development	Development/Commercial Rights

Out-Licensed Candidates

Platelet-derived Growth Factor	Periodontal disease Orthopedic fracture and other bone defects	Pre-approval Preclinical	Out-licensed to BioMimetic Pharmaceuticals, Inc.

Alpha 1-antitrypsin	Hereditary emphysema Other respiratory diseases	Phase 2 Preclinical	Out-licensed to Arriva Pharmaceuticals, Inc.

IL-20	Psoriasis	Preclinical	Out-licensed to Novo Nordisk

rFactor XIII	Congenital Factor XIII deficiency Cardiac surgery Cancer treatment	Phase 1 Preclinical Preclinical	Out-licensed to Novo Nordisk

IL-13 receptor	Asthma	Preclinical	Out-licensed to Wyeth

FGF-18	Cartilage repair	Preclinical	Out-licensed to Serono

IL-22 receptor	Psoriasis	Preclinical	Out-licensed to Serono

Marketed Products

Novolin® and NovoRapid® (Insulin)	Diabetes	Marketed	Out-licensed to Novo Nordisk

NovoSeven® (Factor VIIa)	Hemophilia	Marketed	Out-licensed to Novo Nordisk

Regranex® (Platelet-derived Growth Factor)	Wound healing	Marketed	Out-licensed to Johnson & Johnson

GlucaGen® (Glucagon)	Hypoglycemia; gastrointestinal motility inhibition	Marketed	Out-licensed to Novo Nordisk

Cleactor™ (tPA Analog)	Myocardial infarction	Marketed	Out-licensed to Eisai Co., Ltd.

In the table above, pre-approval refers to the stage in which a license application has been filed with regulatory agencies and awaits regulatory approval. Phase 1 refers to clinical trials designed primarily to determine safety and pharmacokinetics in human beings. Phase 2 refers to clinical trials in a limited patient population to evaluate preliminary efficacy, dosing and side effects. Preclinical refers to the stage in which safety, pharmacology and proof of efficacy in non-human animal models of specific human disease are being evaluated. Research refers to the stage in which we conduct analysis of therapeutic potential using a variety of laboratory methods.

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

Serious bleeding can be caused by trauma or surgery. Surgeons try to limit bleeding to maintain visibility in the operating field, limit the use of transfused blood products and minimize peri- and post-operative complications.

In situations where direct pressure, ligation, or cautery are not possible or unsuccessful, topical hemostatic agents are needed to achieve hemostasis. Thrombin is widely used to stop diffuse bleeding occurring during surgical procedures. It is generally sold as a freeze-dried powder, which is dissolved and absorbed onto a surgical sponge, embedded onto a hemostatic pad or sprayed directly for topical application to wounds. Only bovine (cow) plasma-derived thrombin, Thrombin JMI®, is available in the United States as a stand-alone product. The market for thrombin has grown rapidly since 2000, with Thrombin JMI net sales totaling $123.9 million during the first nine months of 2004, which implies annualized sales of approximately $165 million. It has been estimated that bovine plasma-derived thrombin is used in more than 500,000 surgical procedures annually in the United States.

We believe that there are several potentially important advantages to a recombinant human form of thrombin. Some patients may experience allergic reactions to plasma-derived products or develop antibodies to bovine plasma-derived thrombin or to Factor V or other protein impurities in the bovine plasma-derived product. In some cases, these antibodies can cross-react with analogous human proteins, creating a bleeding condition that can be difficult to manage and which may be fatal in patients who develop the most severe cases. Use of bovine plasma-derived thrombin in patients with pre-existing antibodies to bovine clotting factors may cause abnormal clotting times or other post-operative complications, which can result in increased treatment costs. The FDA-approved package insert for bovine plasma-derived thrombin contains a black box warning describing these potential risks. A recombinant human form of thrombin would alleviate these potential risks as well as the risk for viral contamination with plasma-derived products, including contamination with the pathogen that causes the human form of “mad cow” disease (vCJD).

We intend to develop rhThrombin as a preferred alternative to the currently marketed plasma-derived thrombin products. As with plasma-derived thrombin, rhThrombin would be used in the surgical setting to control bleeding. Primary applications could include a wide range of surgeries as well as the treatment of bleeding from trauma and burn injuries. We believe the market for rhThrombin could be further expanded by developing line extensions in which rhThrombin is combined with other passive or active hemostatic materials. We began research efforts in 2004 for evaluating potential line extension product prototypes.

We have developed a patent-protected method that we believe will enable us to cost-effectively manufacture rhThrombin in a two-step process. First, recombinant human prethrombin-1 (“rhPrethrombin-1”) is produced in mammalian cells. Then, using an enzyme activation step, rhPrethrombin-1 is converted to rhThrombin. A commercial scale manufacturing process has been developed in collaboration with Abbott Laboratories, our commercial manufacturer, and we have recently completed a full-scale GMP manufacturing campaign for supplying Phase 3 clinical trial materials.

In late 2004, we completed enrollment in Phase 2 clinical trials for rhThrombin in four surgical indications: spinal surgery, hepatic resection, peripheral bypass surgery and AV graft formation for dialysis access. In February 2005, we announced summary results of these studies. Both the primary endpoint of safety and secondary endpoints of evaluating immunogenicity and developing point estimates of time to hemostasis were met. We intend to initiate a Phase 3 pivotal study in multiple surgical indications in the second half of 2005 following discussions with the FDA.

We have obtained issuance of United States and foreign patents directed to certain recombinant human thrombin, methods of producing recombinant human thrombin from a genetically engineered precursor termed “prethrombin-1,” and therapeutic use of the protein. The first patent expiration in our rhThrombin patent portfolio will occur in December 2012.

TACI-Ig

TACI is a member of the tumor necrosis factor receptor family of proteins. TACI-Ig is a soluble form of the TACI receptor that binds to two ligands, BLyS and APRIL, that are implicated in mounting B-cell mediated immune responses. When over-produced in transgenic animals, BLyS has been shown to lead to the development of autoimmune disease with symptoms resembling systemic lupus erythematosus and Sjogren’s syndrome. Although less is known about the role of APRIL in this process, there is emerging evidence suggesting APRIL’s involvement in B-cell mediated autoimmunity. The aim of treatment with TACI-Ig is to neutralize the overactivity of these immune-stimulating ligands to prevent the activation of B cells and thus the production of harmful autoantibodies, which are antibodies to one’s own cells.

We believe that TACI-Ig could represent a less toxic and more specific immunosuppressive agent than current therapies for the treatment of autoimmune diseases. Such diseases include systemic lupus erythematosus (SLE), rheumatoid arthritis, myasthenia gravis and multiple sclerosis. In an animal model of SLE, TACI-Ig has been shown to specifically inhibit the development of mature B cells and the development of antigen-induced antibody production. It has also been shown to inhibit the development of proteinuria, an indicator of kidney malfunction, and to prolong survival of the animals. In a collagen-induced model of rheumatoid arthritis, TACI-Ig has been shown to inhibit the incidence of disease. Taken together, these data indicate that TACI-Ig acts by inhibiting the production of mature B cells and decreasing autoantibody levels.

In addition to its potential in autoimmunity, an expanding body of literature suggests that TACI-Ig may prove to be an effective treatment for a variety of B-cell cancers. Researchers from multiple labs have shown that malignant B-cells from essentially all patients examined to date express one or more of the three known receptors for BLyS and APRIL (TACI, BCMA and BAFF-R). Furthermore, these malignant B-cells also often abnormally express BLyS and APRIL proteins themselves, while normal B-cells do not. These findings seem to suggest that malignant B-cells can both produce and consume the BLyS and APRIL growth factors, leading to their autonomous survival in patients. In fact, BLyS and APRIL levels are usually elevated in the serum of patients bearing these B-cell tumors. Studies from Mayo Clinic suggest that lymphoma patients in whom high levels of BLyS are present in blood samples fare worse than those in whom levels are lower. Thus, BLyS and/or APRIL appear to enhance the survival of malignant B-cells. In support of this theory, scientists have shown that the addition of BLyS or APRIL to cultured cells from non-Hodgkin’s lymphoma and multiple myeloma patients enables these cancer cells to survive for extended periods of time. Inhibition of BLyS and APRIL using TACI-Ig causes the cultured malignant B-cells to die rapidly. These results suggest that TACI-Ig might represent an important new cancer therapeutic, specifically targeting malignant B-cells.

In August 2001, we entered into a collaborative development and marketing agreement with Serono relating to TACI-Ig. Under our agreement, we will develop TACI-Ig jointly with Serono pursuant to a worldwide development plan. Serono has manufactured clinical-grade materials in quantities adequate to supply initial clinical trials. Together with Serono, we completed a Phase 1 clinical trial of TACI-Ig in healthy volunteers in early 2004, in which we demonstrated that TACI-Ig was well tolerated at all studied doses. In addition, patients receiving TACI-Ig at the three highest dose levels showed a reduction in IgM levels, one of the markers of TACI-Ig biological activity. The median half-life of TACI-Ig was approximately 12.5 days, indicating that intermittent dosing should be possible.

Based on positive data from animal models, SLE was selected as the initial clinical indication for TACI-Ig. The cause of this disease remains unknown, but there is substantial evidence suggesting that B-cell hyperactivity resulting in the secretion of autoantibodies is fundamental to its development. Although estimates on prevalence vary widely, there are believed to be approximately 430,000 patients diagnosed with SLE in major markets. Of these, there are an estimated 135,000 such patients in the United States and a roughly equivalent number in major European countries. No new FDA-approved treatments for SLE have been introduced in the last 40 years. Current therapies, including immunosuppressive agents and corticosteroids, are not very effective and can have severe side effects. We believe that patients diagnosed with severe SLE would be candidates for treatment with TACI-Ig. Together with our partner, Serono, we began a Phase 1b clinical trial of TACI-Ig in SLE patients in June of 2004.

Rheumatoid arthritis has been selected as another autoimmune clinical indication for TACI-Ig. Rheumatoid arthritis is one of the most prevalent chronic inflammatory diseases, afflicting an estimated 1% of the population in industrialized countries, including over five million patients in North America, Europe and Japan. Although the underlying cause of rheumatoid arthritis is unknown, considerable data indicate a major role of B cells in this disease. Rheumatoid arthritis has been an attractive therapeutic area for drug development because of its large market size. As a consequence, a very large number of drugs are currently being developed. However, we believe that few of these product candidates target B cells specifically. Thus, TACI-Ig represents a novel mode of treatment that could alleviate the symptoms of rheumatoid arthritis associated with pathogenic B cells. Moreover, the specificity and mode of action of TACI-Ig strengthens its potential as an add-on therapy to existing drugs. Together with our partner, Serono, we began a Phase 1b clinical trial of TACI-Ig in rheumatoid arthritis patients in July 2004.

Because of the recent data implicating both BLyS and APRIL in the growth and survival of B-cell cancer, we have expanded our clinical program to include this area of oncology. B-cell cancer includes B-cell chronic lymphocytic leukemia, multiple myeloma, and B-cell non-Hodgkin’s lymphoma. In the United States, over 320,000 people are estimated to have some form of these B-cell cancers and each year, approximately 55,000 new cases and 20,000 deaths occur from these cancers. Between 80% and 85% of non-Hodgkin’s lymphomas are of B-cell origin. Despite the introduction of new therapies, there is still a clear need for agents that improve clinical response and survival. With Serono, we initiated Phase 1b clinical studies in multiple myeloma in November 2004 and in non-Hodgkin’s lymphoma in the first quarter of 2005.

We own or have exclusively in-licensed worldwide patents and patent applications for TACI-Ig, methods of using TACI-Ig and related technology. Our license with St. Jude’s Children’s Hospital of Memphis, Tennessee is central to our patent portfolio for TACI-Ig. St. Jude’s owns the patents covering the TACI protein, related polypeptides, methods of production and antibodies. In addition, we have sole ownership of patents and patent applications that include claims to expression vectors, transformed cells used to produce TACI-Ig and methods of using TACI-Ig to treat various diseases and medical conditions. The first patent expiration in our TACI-Ig patent portfolio will occur in March 2017.

IL-21

IL-21 is a protein belonging to a family of cytokines that modify the function of cells in the immune system. IL-21 shares overall protein structural and distant genetic sequence similarity with interleukin-2 (IL-2), a cytokine approved as a therapy for metastatic melanoma and metastatic renal cell carcinoma. We have shown that IL-21 regulates the proliferation and functional activity of several populations of immune cells, including cytotoxic T cells (CTL) and natural killer (NK) cells, both of which are thought to be critical in eliminating malignant or virally infected cells from the body.

Preclinical studies have indicated that our recombinant version of IL-21 is an effective therapy in a number of animal models of cancer. In an animal model of metastatic melanoma, IL-21 exhibited a high rate of tumor suppression. Animals in this model develop aggressive metastases to the lung, which can be readily measured. Treatment with IL-21 led to a significant reduction in the number of lung metastases relative to controls. IL-21 also was found to have potent inhibitory activity in other animal models of cancer. These models demonstrated that the in vivo effects of IL-21 were mediated through the activation of CTL and NK cells, which led to rejection of the tumors in the animal models.

In clinical practice, IL-2 is an effective therapy producing durable responses in approximately 5% to 8% of patients with metastatic melanoma. Accompanying this relatively low level of efficacy is a significant side effect profile, including vascular leak and the release of pro-inflammatory cytokines, which profoundly limits the utility of IL-2 in treating disease. These side effects can be so severe that many patients are either hospitalized or stop the therapy before completion of the treatment program. Therefore, it has been a high priority to assess the possible side effects of IL-21. We evaluated the safety of IL-21 in both cynomolgus and rhesus monkeys to support initiation of the clinical program. We observed a dose-dependent activation of the immune system and a reversible reduction in circulating red blood cells and platelets consistent with the expected pharmacology of IL-21. No evidence of vascular leak was observed in these studies over the evaluated dose range.

We intend to pursue metastatic melanoma and metastatic renal cell carcinoma, the two approved indications for IL-2, as initial indications for IL-21. There are an estimated 55,000 new cases of melanoma per year and 30,000 new cases of renal cell carcinoma per year in the United States. Currently, metastatic melanoma and renal cell carcinoma are essentially incurable cancers with no established standard of care. Subject to the outcome of the initial clinical studies, we intend to expand the IL-21 clinical program into additional cancer indications.

We have retained all rights to IL-21 within North America and, pursuant to an option and license agreement, Novo Nordisk has licensed the rights to IL-21 outside North America. We began a Phase 1 clinical trial in patients with metastatic melanoma and metastatic renal cell carcinoma in June 2004 in the United States. The study involves two parts: Part A is a dose escalation to establish the maximum tolerated dose; Part B involves treatment of additional patients at the established dose. We expect the study to continue throughout 2005 and to have final data available by early 2006. Novo Nordisk began their Phase 1 clinical trial in patients with metastatic melanoma in September 2004 in Australia. We have an agreement with Novo Nordisk that enables the companies to access each other’s clinical trial data.

We are exploring additional uses for IL-21 in combination with monoclonal antibodies, particularly those like Rituxan® that function via antibody-dependent cellular cytotoxicity, a process enhanced by IL-21. We anticipate filing an IND application in late 2005 to test the use of IL-21 in combination with Rituxan and initiating a clinical trial in early 2006. Other monoclonal antibodies are also under consideration.

We own issued patents for IL-21 polypeptides, polynucleotides and methods of using IL-21 to stimulate immune responses, particularly in tumor-bearing subjects. We have filed patent applications for IL-21 antibodies, additional compositions, IL-21 fusion proteins and other methods of using IL-21 for the treatment of disease. We have also filed patent applications relating to IL-21 directed to methods for expressing and purifying recombinant IL-21, methods of treating specific cancers and viral diseases, combination therapies using IL-21 and monoclonal antibodies, and antagonist ligands. The first patent expiration in our IL-21 patent portfolio will occur in March 2020.

IL-29

IL-29 is a member of the Interleukin 28 family, which is comprised of three novel 4-helical-bundle cytokines — IL-28a, IL-28b and IL-29 — that are related to type-I interferons and to IL-10. Members of the IL-28 family are generated in response to a viral infection. We have found that they exhibit anti-viral activity in in vitro assay systems that is comparable in potency to alpha-interferon. It should be noted, however, that members of the IL-28 family signal through a receptor that is distinct from that used by the type-I interferons, suggesting that these proteins may serve as an alternative to interferons in providing a therapy for viral infection. We selected IL-29 as our lead candidate from the IL-28 family to be evaluated as an antiviral agent.

In vitro studies have shown that IL-29 has antiviral activity against human hepatitis C virus (HCV) in the sub-genomic HCV replicon model. Additionally, we have demonstrated that IL-29 induces antiviral gene expression in primary human hepatocytes. Combined with the significant expression of the receptor for IL-29 seen in liver samples from HCV positive individuals, this data provides the rationale for selecting HCV infection as our first potential clinical indication.

Pursuant to an option and license agreement, Novo Nordisk has licensed the rights to IL-29 outside North America and we have retained all rights within North America. We plan to begin a GLP toxicology study in 2005, and file an IND application for clinical testing of IL-29 in 2006.

We have filed several patent applications relating to IL-29 on a worldwide basis and will continue to file new patent applications as new uses are discovered.

IL-31

IL-31 is a cytokine derived from T cells, which we discovered through our bioinformatics-driven strategy. Analysis of IL-31 and IL-31 receptor levels in human and murine disease tissues suggests that IL-31 could play a role in asthma, psoriasis, Crohn’s disease or atopic dermatitis. Transgenic animals expressing the IL-31 gene develop a severe skin phenotype that resembles human atopic dermatitis. Additionally, analysis of peripheral blood T cells from human atopic dermatitis patients provides an association between IL-31 and skin homing T cells, suggesting that cutaneous diseases should be considered as a leading therapeutic area for IL-31.

Under our strategic alliance with Serono, we entered into a co-development and co-promotion agreement for IL-31 within the United States and granted Serono an exclusive license to IL-31 in Mexico and Canada. Novo Nordisk has licensed the rights to IL-31 outside North America pursuant to an option and license agreement. We plan to continue our joint IL-31 research and development efforts in 2005 with Serono.

We have filed several patent applications relating to IL-31 on a worldwide basis and will continue to file new patent applications as new uses are discovered.

Discovery and Research Process

We have developed fully integrated therapeutic protein discovery, research and development infrastructure that draws upon a broad range of skills and technologies, including DNA sequencing, bioinformatics, molecular and cellular biology, animal biology, protein chemistry, intellectual property protection, pharmacology, medical and regulatory affairs, drug formulation, manufacturing and strategic market research. We believe that this comprehensive program gives us a competitive advantage. While a number of competing companies were founded on the use of high-throughput DNA sequencing and bioinformatics to identify gene sequences of interest, we built our bioinformatics capabilities on top of our pre-existing strengths in molecular biology, protein chemistry and animal biology. As a result, we have been successful in characterizing important biological properties of our lead product candidates.

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

The foundation of our bioinformatics platform is our DNA sequence databases of millions of EST sequence entries and billions of nucleotide sequences derived from genomic sequences. In 1995, we became the first subscriber to gain direct in-house access to Incyte Genomics’ LifeSeq database of ESTs. Since that time, we have built our internal sequence database from a number of sources, including:

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

Exploratory Biology

We use a diverse set of tools to identify the biological functions of the genes and proteins we discover. Throughout our exploratory biology effort, we use a variety of in-house approaches, including physiological screens of mice in which the gene of interest has either been genetically over-expressed from birth, otherwise known as transgenic mice, or temporarily over-expressed in adult mice using an adenovirus containing the gene. We also conduct screens of mice in which the gene of interest has been eliminated from birth, otherwise known as knockout mice. In addition, we conduct analyses of disease models using a variety of laboratory tests, or assays, to detect changes in behavior, physiology and biochemistry. We use hundreds of in-house assays to investigate biological activities of our novel proteins. To obtain additional information, our scientists either adapt or create in vivo laboratory models that mimic human diseases to determine the cause of disease and response to treatment. For certain ligands, we can also apply laboratory techniques to clone the receptors for the ligand present in a tissue or cell. In addition to providing a marker for tissues that should respond to the protein, the receptors themselves can have therapeutic potential. We also rely on an external network of collaborators to investigate biology and conduct additional tests that we do not perform in-house.

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

Collaborative Relationships

Novo Nordisk Option and License Agreement

As part of our separation from Novo Nordisk, we granted Novo Nordisk options to license certain rights to potential therapeutic proteins pursuant to an option and license agreement. Under this agreement, we retained exclusive rights to these proteins in North America, and Novo Nordisk could obtain exclusive rights in the rest of the world. However, Novo Nordisk maintained the option to obtain exclusive worldwide rights to any licensed protein that acts to generate, expand or prevent the death of insulin-producing beta cells, which are involved in diabetes, a core business focus of Novo Nordisk. The option agreement also provides that:

•	over a four-year period beginning November 10, 2000, Novo Nordisk paid us a fee of $7.5 million per year for the option rights under the agreement;

•	during this four-year period, Novo Nordisk had the right, for specified license payments, to license up to the greater of eight proteins or 25% of all proteins discovered by us after August 25, 1995 and for which a hypothesis as to medical utility is generated, except for beta-cell-related proteins, of which Novo Nordisk could license an unlimited number; and

•	Novo Nordisk could extend the option agreement for two years, during which time it is required to pay us a fee of $7.5 million per year for the right to license four additional proteins. In June 2004, Novo Nordisk exercised its extension rights, extending the agreement through November 2006.

Under the option agreement, we must promptly disclose to Novo Nordisk each protein for which we develop a hypothesis as to medical utility, together with information known to us about the protein, such as gene sequence and similarity, exploratory data and relevant patent filings. Novo Nordisk then has 60 days to decide on three possible courses of action:

•	exercise one of its options to license the protein;

•	decline to exercise one of its options, thereby forgoing any and all future rights to the protein; or

•	extend its option on the particular protein by paying a $500,000 extension fee and agreeing to pay half of the research and development costs under a North America research plan to advance the protein to the status of a preclinical lead.

Upon the exercise of an option by Novo Nordisk, we negotiate an exclusive license agreement to commercialize the protein containing certain predetermined terms, including up-front payments, milestone payments and royalty terms. The option agreement provides that up-front and development milestone payments for each non-beta-cell-related protein licensed will total up to approximately $20 million, regardless of the point at which the protein is licensed. Up-front and milestone payments for beta-cell proteins licensed will total up to approximately $28 million. Royalty rates are lowest if an option to license a protein is exercised at the medical utility hypothesis stage and increase substantially each time the option is extended. Royalty obligations end on the expiration date of the last-to-expire patent on the licensed protein or, if the product is not based on a patented protein, 12 years from the date of the first sale of the product. Royalty obligations may be reduced if Novo Nordisk is required to license third-party patented technology to utilize the licensed protein or if a generic product that is identical to a patented product achieves certain levels of market share.

If Novo Nordisk extends its option on a protein, then when the protein reaches the status of a preclinical lead meeting certain criteria, Novo Nordisk may exercise the option, extend the option or decline to exercise the option, in which case it forgoes any and all future rights to the protein. If Novo Nordisk elects to extend the option at the preclinical lead stage, it must pay us a $1.0 million extension fee and agree to pay two-thirds of the research and development costs under a North America research and development plan to advance the protein through the completion of Phase 2 clinical trials. Upon completion of Phase 2 clinical trials, Novo Nordisk has one final opportunity to license the protein.

If, at any of Novo Nordisk’s decision points, we decide that we do not wish to move forward in the development of a particular protein, then we have the right to terminate our participation in the development of the protein. In that case Novo Nordisk has the right to continue the research and development on its own, and maintains its right to license the protein under the option agreement.

To date, Novo Nordisk has licensed the rights to develop IL-20, IL-21, IL-28a, IL-29 and IL-31 outside North America pursuant to this agreement.

In December 2002, we announced that we had signed a collaborative agreement with Novo Nordisk for the preclinical development of IL-21. Under the terms of the agreement, we and Novo Nordisk collaborated on all research and development activities leading up to the filing of an IND application in the United States. Novo Nordisk reimbursed us for a portion of our costs incurred prior to the agreement, and the two companies equally shared all costs of the program going forward through filing of the IND application in early 2004. We received a total of $8.9 million under the agreement.

In March 2004, we signed a license agreement with Novo Nordisk for exclusive rights to IL-20 in North America, effectively giving them worldwide rights under our intellectual property in this protein. Under the agreement, we received a $4.0 million initial license fee and have the potential to receive future milestone payments of $38 million and royalties based on sales.

Serono Strategic Alliance Agreement

On October 12, 2004, we executed a strategic alliance agreement with Serono S.A. to research, develop and commercialize novel protein and antibody therapeutics derived from our proprietary gene and protein portfolio.

The strategic alliance agreement has a five-year term, with a maximum three-year research period for each candidate that may extend beyond the five-year term on a candidate-by-candidate basis.

As part of the strategic alliance, Serono receives:

•	An exclusive option, subordinated to the Novo Nordisk option agreement discussed above, to acquire rights to product development candidates resulting from research under the strategic alliance. The number of candidates within our core research areas to which Serono may obtain rights is limited to twelve, while for candidates in our non-core areas the number is unlimited.

•	Exclusive worldwide licenses to our two preclinical stage candidates, FGF-18 and IL-22RA.

•	An agreement for our preclinical stage candidate, IL-31 in North America that provides for co-development and co-promotion for any products based on IL-31 within the United States and an exclusive license to Serono in Mexico and Canada.

In return, we receive:

•	A $20 million upfront option fee.

•	$11.25 million in license fees for FGF-18, IL-22RA and IL-31, as well as potential future milestone payments of $99.5 million and royalties based on product sales.

•	An equal share of the profit from the co-commercialization of any product within the United States.

•	Upfront fees and potential milestone payments related to development progress, regulatory submissions and approvals for every candidate exclusively licensed or co-developed by Serono.

•	Royalties on product sales outside the United States for co-developed products, and on worldwide product sales for licensed products. Royalties rates for candidates in our core areas are higher than for candidates in our non-core areas. Similarly, royalty rates for protein therapeutics are higher than for antibody therapeutics.

In addition, Serono purchased 3.2 million shares of our common stock for a total of $50 million, also entering into a lockup agreement and a standstill agreement.

During the research stage of the collaboration, the two companies will work together for five years to identify new development candidates from our proprietary portfolio of genes and proteins. Each company may at its own expense work with non-core genes, while we will have exclusive rights to evaluate genes within our core research areas. Upon the generation of a medical hypothesis by either company for a candidate derived from a core or non-core gene, Serono has a specified amount of time to make a decision whether or not to co-fund continued research on the candidate. If Serono declines to continue, all rights to the candidate will revert to us. If Serono decides to collaborate, it will fund the majority of the research costs if we decide to participate, or 100% of the costs if we decline.

The research collaboration for a candidate can continue for up to three years or until the candidate reaches the point of being designated a product development candidate. At this time, Serono has an option to obtain rights to the candidate. If we collaborated and co-funded research on the candidate, we can choose whether or not to co-develop and co-promote in the United States but, if Serono funded 100% of the research costs, Serono’s rights to the candidate will be exclusive. Serono has a specified amount of time in which to exercise this option.

For any candidate that is co-developed, the two companies will work together on the clinical development in the United States and European Union and commercialization of related product candidates within the United States. These activities will be governed by a steering committee with equal representation from the two companies. The majority of the development costs will be paid by Serono. The expenses of commercialization and the profit from selling any resulting products in the United States will be split evenly between the two companies. Outside the United States, Serono will pay us a royalty on product sales. At any point in time during the development period, we have an option to stop our contributions and convert a co-development relationship to a license.

Serono Development and Marketing Agreement for TACI-Ig

In August 2001, we entered into a collaborative development and marketing agreement with Ares Trading S.A., a wholly owned subsidiary of Serono S.A., focused on product candidates derived from two cellular receptors, designated TACI and BCMA, that are involved in the regulation of the human immune system. During the term of the agreement, we and Serono will work together exclusively to develop biopharmaceutical products based on the two receptors. The ongoing co-development of TACI-Ig in autoimmune diseases and cancer is pursuant to this agreement.

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

Other Out-licensed Product Candidates

In addition to the products we are developing internally or with co-development partners, we have out-licensed several product candidates to third parties in return for milestone payments and royalties:

•	Platelet-derived growth factor, a growth factor that stimulates the growth of a variety of cell types. We have out-licensed this protein to BioMimetic Pharmaceuticals, Inc. (BMPI), originally for the treatment of periodontal disease and bone defects of the head and face, and more recently for the treatment of all other bone defects. BMPI has completed a pivotal study of platelet derived growth factor in periodontal disease and filed for regulatory approval in the United States and in Europe. In July 2004, BMPI received a unanimous recommendation for approval from the Dental Products Advisory Panel. Regulatory approval is currently expected in 2005. BMPI is expected to initiate a clinical study in the first orthopedic indication in 2005.

•	Alpha 1-antitrypsin (AAT) is a protease inhibitor, which is being developed for the treatment of hereditary emphysema, a genetically determined condition that may result in serious lung and/or liver disease, and other respiratory diseases. We have out-licensed this product candidate to Arriva Pharmaceuticals, Inc. Aerosolized AAT is being studied in a Phase 2 clinical trial in patients with hereditary emphysema. In late 2004, Arriva successfully completed a preclinical study of AAT for preventing lung damage caused by smoking.

•	IL-20 is a new member of the IL-10 cytokine family. Novo Nordisk licensed the ex-North American rights to IL-20 in September 2001 pursuant to the option and license agreement and the North American rights in March 2004 under a separate agreement. Our preclinical data suggest that IL-20 may play an important role in the regulation of cutaneous inflammation and the pathology of psoriasis, and therefore is a potential target for the treatment of psoriasis.

•	rFactor XIII is a recombinant version of a protein that is involved in blood clotting, and is being developed for the treatment of bleeding disorders. Novo Nordisk acquired rights to this protein in October 2004 after we completed several Phase 1 clinical trials in healthy volunteers and in patients with congenital Factor XIII deficiency. Novo Nordisk plans to study rFactor XIII, both alone and in combination with Factor VIIa, in patients with congenital Factor XIII deficiency and in patients undergoing cardiac surgery or cancer treatment.

•	IL-13 receptor subunit alpha2 (IL-13R) is a novel cytokine receptor which is closely related to other receptors involved in the regulation of the human immune system. A soluble form of IL-13R alpha2 may have use as a potential therapeutic antagonist to inhibit IL-13 mediated activities. IL-13 has been implicated in a number of immunological diseases including asthma and hay fever. We out-licensed this receptor to Wyeth in September 2001.

•	Fibroblast growth factor-18 (FGF-18) is a novel member of the fibroblast growth factor family of proteins. Our preclinical data suggest that FGF-18 may be useful for healing cartilage damaged by injury or disease. We out-licensed this protein to Serono in September 2004 as part of the strategic alliance.

•	IL-22 receptor subunit alpha (IL-22RA) is a cytokine receptor that neutralizes both IL-20 and IL-22 activities and which is a target for development of a treatment for psoriasis. We have out-licensed this protein to Serono in September 2004 as part of the strategic alliance.

Currently Marketed Products

We have participated in the discovery or development of five recombinant protein products marketed by other companies.

•	Novolin® and NovoRapid® (insulin), recombinant human insulin products marketed by Novo Nordisk worldwide for the treatment of diabetes. In collaboration with Novo Nordisk, we developed a process for the production of recombinant human insulin in yeast that is used by Novo Nordisk.

•	NovoSeven® (Factor VIIa), a protein involved in the generation of blood clots, marketed worldwide by Novo Nordisk for the treatment of hemophilia patients. We cloned the gene that codes for human Factor VII and developed a process for the production of activated recombinant human Factor VII, or Factor VIIa, which led to the establishment of the manufacturing process that Novo Nordisk currently uses to produce this protein.

•	Regranex® (platelet-derived growth factor), a growth factor marketed by Ortho-McNeil Pharmaceuticals, Inc., a Johnson & Johnson company, for the treatment of non-healing diabetic ulcers. We cloned the gene that codes for platelet-derived growth factor and demonstrated the importance of this protein in stimulating wound healing.

•	GlucaGen® (glucagon), a protein marketed by Novo Nordisk, Bedford Laboratories and Eisai Co., Ltd. for use as an aid for gastrointestinal motility inhibition and for the treatment of severe hypoglycemia in diabetic patients treated with insulin. In collaboration with Novo Nordisk, we developed a process for the production of this protein that is currently used by Novo Nordisk in the manufacture of GlucaGen.

•	Cleactor™ (tPA analog), a modified form of the protein tissue plasminogen activator, marketed in Japan by Eisai for the treatment of myocardial infarction, or heart attacks. In collaboration with Eisai, we developed this modified protein, which has enhanced properties that allow it to be given as a single injection.

We earn royalties on sales of all these products except for NovoSeven and NovoRapid, for which we received a one-time payment to satisfy future royalty obligations. In the aggregate, we earned royalties of $11.3 million for the year ended December 31, 2004.

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

Manufacturing

In 2004, we completed construction of an expanded research and development facility, which includes a pilot-scale GMP manufacturing facility to be used to supply products for toxicology studies and clinical trials. This facility gives us the capability to manufacture products at up to 100-liter scale using bacterial production systems, and up to 500-liter scale using mammalian cell production systems. We expect to begin production in this facility by mid 2005.

We have entered into a contract manufacturing agreement with Abbott Laboratories for the commercial scale production of rhThrombin, which is made in mammalian cells. Under the terms of our collaborative development and marketing agreement, Serono will manufacture TACI-Ig, which is made in mammalian cells. Avecia Limited has manufactured our initial clinical supply of IL-21, which is manufactured in E. coli.

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

Commercialization

We have developed the following three-pronged strategy for the development and commercialization of our product candidates:

Internal development.    We intend to independently develop products for North America that we believe can be successfully developed with our current infrastructure, as well as additions made to our infrastructure over the next few years. To qualify for internal development, product candidates must satisfy a number of criteria. Formulation, development and manufacturing of these products must initially be feasible through the use of contract providers. The anticipated clinical trials must be of a reasonable size and with fairly well-defined endpoints and guidelines. Finally, the clinical indication and target market must be accessible with a relatively small sales force. We believe that certain of our product candidates, including rhThrombin and IL-21, meet these criteria.

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

Out-licensing.    We intend to derive value from other product candidates through out-licensing to biotechnology or pharmaceutical companies. From out-licensing transactions, we would expect to earn up-front license fees, milestone payments and royalties on sales. We also would expect no ongoing participation, financial or otherwise, in development activities of these out-licensed products. In 2004, we out-licensed rFactor XIII and IL-20 to Novo Nordisk, and FGF-18 and IL-22RA to Serono. We believe that both of these companies have the infrastructure and expertise to capture and maximize the market value of these product candidates.

Patents and Proprietary Rights

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States. We have more than 290 unexpired issued or allowed United States patents, and over 250 pending United States patent applications. When appropriate, we also seek foreign patent protection and to date have more than 700 issued or allowed foreign patents.

Our success will depend in large part on our ability to:

•	obtain patent and other proprietary protection for the genes, proteins and other inventions that we discover;

•	enforce and defend patents once obtained;

•	operate without infringing the patents and proprietary rights of third parties; and

•	preserve our trade secrets and confidential information.

Our patents and patent applications are directed to composition of matter, methods of use and enabling technologies. Although we believe our patents and patent applications provide a competitive advantage, the patent protection available for genes and therapeutic protein-based products is highly uncertain and involves complex legal and factual questions. No clear policy has emerged regarding the breadth of patents in this area. The law is evolving concerning the scope of patent protection for partial gene sequences, full-length genes and their corresponding proteins. Also, there is substantial uncertainty regarding patent protection for genes without known function or correlation with specific diseases. Social and political opposition to patents on genes may lead to narrower patent protection, or narrower claim interpretation, for genes, their corresponding proteins and inventions related to their use and manufacture. Patent protection relating to genes and therapeutic protein-based products is also subject to a great deal of uncertainty outside the United States, and patent laws are currently evolving in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries may result in our inability to obtain patents covering the genes or proteins we discover or to enforce patents that have been issued to us, and may allow others to use our discoveries to develop and commercialize therapeutic protein-based products.

We apply for patents covering our discoveries and technologies as we deem appropriate. However, we may fail to apply for patents on important discoveries or technologies in a timely fashion or at all. Also, our pending patent applications may not result in the issuance of any patents. These applications may not be sufficient to meet the statutory requirements for patentability, and therefore we may be unable to obtain enforceable patents covering the related discoveries or technologies we may want to commercialize. In addition, because patent applications in the United States are generally maintained in secrecy for eighteen months after they are filed, we may learn that other parties may have filed patent applications on genes or their corresponding proteins before we filed applications covering the same genes or proteins, and we may not be the first to discover these genes or proteins. Any patent applications filed by third parties may prevail over our patent applications or may result in patents that issue alongside patents issued to us, leading to uncertainty over the scope of the patents or the freedom to practice the claimed inventions.

Although we have a number of issued patents, the discoveries or technologies covered by these patents may not have any therapeutic or commercial value. Also, issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop products having effects similar or identical to our patented product candidates. Some companies are currently attempting to develop therapeutic protein-based products substantially equivalent to products patented by other parties by altering the amino acid sequence within the therapeutic protein-based product and declaring the altered product a new product. It may be easier to develop substantially equivalent versions of therapeutic protein-based products such as monoclonal antibodies and soluble receptors than it is to develop substantially equivalent versions of the proteins with which they interact because there is often more than one antibody or receptor that has the same therapeutic effect. Consequently, any existing or future patents we have that cover monoclonal antibodies or soluble receptors may not provide any meaningful protection against competitors. In addition, the scope of our patents is subject to considerable uncertainty and competitors or other parties may obtain similar patents of uncertain scope. For example, other parties may discover uses for genes or proteins different from the uses covered in our patents, and these other uses may be separately patentable. If another party holds a patent on the use of a gene or protein, then even if we hold the patent covering the composition of matter of the gene or protein itself, that other party could prevent us from promoting and selling any product directed to such use. Also, other parties may have patents covering the composition of matter of genes or proteins for which we have patents covering only methods of use or methods of manufacture of these genes or proteins. Furthermore, the patents we hold relating to recombinant human proteins, such as our patents covering rhThrombin, may not prevent competitors from developing, manufacturing or selling other versions of these proteins. Moreover, although we hold patents relating to the manufacture of recombinant human thrombin, we have limited composition of matter patent protection covering thrombin. Accordingly, we may not be able to prevent other parties from commercializing competing forms of recombinant human thrombin or from manufacturing thrombin using a different method.

Third parties may infringe our patents or may initiate proceedings challenging the validity or enforceability of our patents. The issuance of a patent is not conclusive as to its validity or enforceability. Challenges raised in patent infringement litigation we initiate or in proceedings initiated by third parties may result in determinations that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in our patents without paying licensing fees or royalties to us, which could significantly diminish the value of these discoveries or technologies. Because third parties may have patents that block or dominate our commercialization activities, we may be enjoined from pursuing research, development or commercialization of potential products or may be required to obtain licenses, if available, to the third-party patents or to develop or obtain alternative technology. Responding to challenges initiated by third parties may require significant expenditures and divert the attention of our management and key personnel from other business concerns. In addition, enforcing our patents against third parties may require significant expenditures regardless of the outcome of such efforts.

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

Third parties may claim that our potential products, processes or related technologies infringe their patents. Patent litigation is very common in the biopharmaceutical industry, and the risk of infringement claims is likely to increase as the industry continues to expand and as other companies obtain more patents and increase their efforts to discover genes and to develop proteins. Any patent infringement claims that might be brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be nonexclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement claims.

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

Nonclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety concerns and efficacy of the product. Nonclinical safety tests must be conducted by laboratories that comply with current Good Laboratory Practices regulations. The results of nonclinical tests, together with extensive manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND application, which must become effective before the initiation of clinical trials. The IND application will automatically become effective 30 days after receipt by the FDA unless the FDA indicates prior to the end of such 30-day period that the application does not contain sufficient information to permit initiation of the clinical studies. If the FDA raises any concerns related to the clinical program, it is possible that these concerns will not be resolved quickly, if at all. In addition, the FDA may impose a clinical hold on a proposed or ongoing clinical trial if, for example, safety concerns arise, in which case the trial cannot commence or recommence without FDA authorization under terms sanctioned by the agency.

Clinical trials involve the administration of the product to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with current Good Clinical Practices regulations under protocols that detail the objectives of the trial, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Protocols for each phase of the clinical trials are submitted to the FDA as an amendment to the IND application. Further, each clinical trial must be reviewed and approved by an independent institutional review board at each institution. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial. An institutional review board may require changes in a protocol, and the submission of an IND application does not guarantee that a trial will be initiated or completed.

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

FDA marketing approval is only applicable in the United States. Marketing approval in foreign countries is subject to the regulations of those countries. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval may differ from that required for FDA approval.

Although there are some centralized procedures for filings in the European Union countries, in general each country has its own procedures and requirements, and compliance with these procedures and requirements may be expensive and time-consuming. Accordingly, there may be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed, if approvals are ultimately received at all.

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

Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict because we are an early stage company; our internal product candidates are in early-stage clinical trials. Also, although we believe that our bioinformatics technologies and exploratory biology capabilities provide us with a competitive advantage, any of the companies or other entities we compete with may discover and establish a patent position in one or more genes or proteins that we have identified and designated or considered designating as a product candidate. In addition, any potential products based on genes or proteins we identify will face competition both from companies developing gene- or protein-based products and from companies developing other forms of treatment for diseases that may be caused by, or related to, the genes or proteins we identify. Furthermore, our potential products, if approved and commercialized, may compete against well-established existing therapeutic protein-based products, many of which may be currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. Also, health care professionals and consumers may prefer existing or newly developed products to any product we develop.

There has been much recent public discussion regarding the creation of laws permitting “generic” or “follow on” versions of biologics. The FDA is studying the issue and there is increasing interest from lawmakers and the public. It is possible that laws will change to permit the approval of “generic” biologics requiring less than full clinical trials. As a result, we could face greater competition in the marketplace.

Employees

As of December 31, 2004, we had 410 full-time employees, approximately 310 of whom are dedicated to research and development. Each of our employees has signed a confidentiality agreement, and no employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

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

Because we currently have only limited capabilities to manufacture materials for clinical trials and no capability for commercial scale manufacturing, we will have to rely on third parties to manufacture our potential products, and we may be unable to obtain required quantities in a timely manner or on acceptable terms, if at all.

We currently do not have the manufacturing facilities necessary to produce materials for commercial sale, and we have only limited capabilities to produce materials for clinical trials. We intend to rely on collaborators and third-party contract manufacturers and suppliers to produce or provide the quantities of drug materials needed for some of our clinical trials and commercialization of our potential products. We will have to rely on these manufacturers and suppliers to deliver materials on a timely basis and to comply with regulatory requirements, including current GMP regulations enforced by the FDA through its facilities inspection program. These manufacturers and suppliers may not be able to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacturing of these materials. In addition, agreements that we have entered into with third-party contract manufacturers in the past contain, and any contracts that we enter into with third-party contract manufacturers in the future may contain, limitations on the quantities of drug materials that such manufacturers will produce, and we may not be able to increase or decrease the supply of drug materials based on unanticipated changes in demand. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays in the delivery of materials from, or difficulties in our relationships with, manufacturers, our IND-enabling nonclinical studies and clinical trials may be delayed. Delays in nonclinical studies could postpone the filing of IND applications or the initiation of clinical trials, and delays in clinical trials could postpone the subsequent submission of product candidates for regulatory approval and market introduction.

We may not be successful in developing internal manufacturing capabilities or complying with applicable manufacturing regulations.

We completed construction in 2004 of an expanded research and development facility that includes dedicated pilot-scale GMP manufacturing suites for the production of therapeutic proteins for use in nonclinical and clinical testing. We may be unable to establish the internal manufacturing capabilities necessary to develop our potential products. Therapeutic proteins are often more difficult and expensive to manufacture than other classes of drugs, and the manufacture of therapeutic proteins may not be commercially feasible. Also, we will be required to adhere to rigorous GMP regulations in the manufacture of therapeutic proteins. We will need to hire and train employees to staff our pilot-scale GMP manufacturing suites. These initial manufacturing suites will not provide us with the capability to produce drug materials for commercial sale. To develop this capability we would need to acquire larger manufacturing facilities. If any of our future facilities cannot pass a pre-approval plant inspection, the FDA marketing approval of our product candidates may not be granted. In complying with these regulations and any applicable foreign regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality assurance to assure that our potential products meet applicable specifications and other requirements. Any failure to comply with these requirements may subject us to regulatory sanctions and delay or interrupt our development and commercialization efforts.

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

Because we currently have no sales capabilities and limited marketing capabilities, we may be unable to successfully commercialize our potential products.

We currently have no direct sales capabilities and limited marketing capabilities. We expect that in the future we will rely on collaborators or other third parties to market products that we may develop. These third parties may not be successful in marketing our potential products, and we will have little or no control over their marketing efforts. In addition, we may co-promote our potential products or retain marketing rights in North America to these products. If we decide to market products directly, we will need to incur significant additional expenses and commit significant additional management resources to develop effective sales and marketing capabilities. We may not be able to establish these capabilities despite these additional expenditures. In addition, co-promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these products.

Our bioinformatics-based discovery strategy is unproven, and genes or proteins we have discovered may have no commercial value.

We do not know whether our bioinformatics-based therapeutic protein discovery strategy will yield commercially valuable products because we are in the early stages of development. For most of our corporate existence, we relied on exploratory biology to study particular diseases and medical conditions and to find potential treatments. We shifted our emphasis to bioinformatics-based discovery in the mid 1990s. Bioinformatics is the use of high-powered computers, software and analytical tools to interpret DNA sequence data and to assist in identifying those genes and proteins that are likely to play a meaningful role in human health. We use bioinformatics to discover genes and their corresponding proteins in genomic databases, with the goal of developing therapeutic protein-based products based on these discoveries. We have focused our efforts on certain key protein categories, some of which have yielded successful products in the past. Prior successes of other companies in commercializing protein-based products derived from these categories provide no indication that we will be able to establish the medical utility of any therapeutic proteins within these categories beyond those that have already been identified. In addition, some of the protein categories on which we concentrate have not yielded any successful therapeutic protein products or late-stage clinical trial candidates. Research and development efforts we expend on these categories may prove ineffective and may detract from our efforts to discover and develop therapeutic proteins within those categories that have shown more promise. Also, by focusing on specific categories of proteins, we may overlook other therapeutic proteins not contained in these categories that ultimately will be successfully commercialized by others. We have only recently begun clinical testing of our first product candidates discovered through our bioinformatics-based efforts, and we are not aware of any other company that has successfully commercialized products derived from bioinformatics-based research. Our bioinformatics-based strategy may not result in the successful development or commercialization of any products.

The availability of novel genomic data continues to decrease, which negatively affects our ability to discover entirely novel therapeutic proteins.

We have relied on the generation of new genomic data for the discovery of novel genes and proteins. Because the flow of genomic data has slowed, it has become increasingly difficult for us to discover novel genes through the analysis of this data. This decrease in the rate of generation of novel sequence data has impaired our ability to discover entirely novel therapeutic proteins, and we will need to continue to develop approaches to maintain the flow of genes and proteins into our research and development pipeline.

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

Third parties may claim that our potential products or related technologies infringe their patents. Patent litigation is very common in the biopharmaceutical industry, and the risk of infringement claims is likely to increase as the industry continues to expand and as other companies obtain more patents and increase their efforts to discover genes and to develop proteins. Any patent infringement claims or similar legal impediments that might be brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore our competitors may be able to obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Issued patents may not provide us with any competitive advantage or provide meaningful protection against competitors.

Issued patents may not provide us with any competitive advantage. Although we have a number of issued patents, the discoveries or technologies covered by these patents may not have any value. In addition, issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop products having effects similar or identical to our patented product candidates. Some companies are currently attempting to develop therapeutic protein-based products substantially equivalent to products patented by other parties by altering the amino acid sequence within the therapeutic protein-based product and declaring the altered product a new product. It may be easier to develop substantially equivalent versions of therapeutic protein-based products such as monoclonal antibodies and soluble receptors than it is to develop substantially equivalent versions of the proteins with which they interact because there is often more than one antibody or receptor that has the same therapeutic effect. Consequently, any existing or future patents we have that cover monoclonal antibodies or soluble receptors may not provide any meaningful protection against competitors. In addition, the scope of our patents is subject to considerable uncertainty and competitors or other parties may obtain similar patents of uncertain scope. For example, other parties may discover uses for genes or proteins different from the uses covered in our patents, and these other uses may be separately patentable. If another party holds a patent on the use or manufacture of a gene or protein, then even if we hold the patent covering the composition of matter of the gene or protein itself, that other party could prevent us from selling any product directed to such use or using the manufacturing method covered by the other party’s patent. Also, other parties may have patents covering the composition of matter of genes or proteins for which we have patents covering only methods of use or methods of manufacture of these genes or proteins. Furthermore, the patents we hold relating to recombinant human proteins, such as our patents covering rhThrombin, may not prevent competitors from developing, manufacturing or selling other versions of these proteins. Moreover, although we hold patents relating to the manufacture of recombinant human thrombin, we have limited composition of matter patent protection covering thrombin. Accordingly, we may not be able to prevent other parties from commercializing competing forms of recombinant human thrombin or thrombin made through different manufacturing methods.

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

Novo Nordisk and Serono have substantial rights to license proteins we discover, which may limit our ability to pursue other collaboration or licensing arrangements or maximize the benefit from our discoveries.

As part of our separation from Novo Nordisk, we granted Novo Nordisk options to license certain rights to several of our potential therapeutic proteins under an option agreement. Although we generally retain North American rights to the proteins licensed by Novo Nordisk pursuant to this agreement, Novo Nordisk has rights to these proteins in the rest of the world. In addition, under this agreement Novo Nordisk has worldwide rights, including rights in North America, to any licensed proteins that act to generate, expand or prevent the death of insulin-producing beta cells. Novo Nordisk has already licensed five proteins, and it may license other proteins in the future pursuant to this agreement.

In 2004 we entered into a strategic alliance agreement with Serono, pursuant to which we granted Serono options to license certain rights to proteins in our research pipeline. Although we retained the rights to co-develop and co-commercialize the licensed proteins in the United States, Serono has at least half interest in the United States rights and full rights to these proteins outside the United States, subject to the rights of Novo Nordisk under the above described option agreement. Serono has already licensed three proteins as part of the strategic alliance, for which one we elected to pursue co-development, and it may license other proteins in the future pursuant to this agreement.

Our agreements with Novo Nordisk and Serono may:

•	preclude or delay opportunities to seek other collaborators for our product candidates, due to the fact that we cannot explore other collaboration opportunities relating to proteins subject to the agreements until after Novo Nordisk and/or Serono has decided not to exercise an option with respect to the protein;

•	limit the financial benefits we may derive from product candidates by allowing Novo Nordisk and/or Serono to license proteins in exchange for predetermined payments and royalties and with predetermined cost-sharing arrangements, which payments and royalty rates may be less than, and which cost-sharing arrangements may be less favorable to us than, terms we might otherwise obtain in collaborative or licensing arrangements with other parties;

•	result in Novo Nordisk and/or Serono licensing proteins with the most therapeutic and commercial potential, leaving us with fewer or less desirable product candidates to develop on our own or with other potential collaborators; and

•	prevent us from collaborating with or licensing a product candidate to another company that, by virtue of its particular skills and capabilities, may be a more desirable collaborator or licensing partner for that particular product candidate than Novo Nordisk or Serono.

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

As of December 31, 2004, we had an accumulated deficit of $289.8 million. We expect to continue to incur increasing losses over the next several years, and we may never become profitable. We are in the early stages of development as an independent company, and it will be a number of years, if ever, before we generate any revenues from our own product sales. Our revenues from existing collaborative and licensing arrangements are insufficient to cover our operating expenses, and we may never generate revenues from these or any future arrangements sufficient to cover these expenses. In addition, we will continue to incur substantial expenses relating to our research and development efforts. We anticipate that these expenses will increase as we focus on the laboratory tests and clinical trials required to obtain the regulatory approvals necessary for the sale of any products. The development of our product candidates will require significant further research, development, testing and regulatory approvals. We may not be able to complete such development or succeed in developing products that will generate revenues that will justify the costs of development.

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

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues are unpredictable and may fluctuate due to the timing of licensing fees or the achievement of milestones under new or existing licensing and collaborative arrangements. In addition, our expenses may fluctuate from quarter to quarter due to the timing of expenses, particularly with respect to contract manufacturing and clinical and nonclinical testing. We believe that period-to-period comparisons of our past operating results are not good indicators of our future performance and should not be relied on to predict our future operating results. For example, for periods prior to 2000, most of our revenues represented payments received from Novo Nordisk for research and development activities we conducted on its behalf. This arrangement terminated in 2000 in connection with our separation from Novo Nordisk. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline.

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

Our product candidates, even if approved by the FDA or foreign regulatory agencies, may fail to achieve market acceptance, which would impair our ability to become profitable. We believe that market acceptance of our potential products will depend on our ability to provide acceptable evidence of safety, efficacy and limited side effects, our ability to provide these potential products at reasonable prices and the availability of third-party reimbursement for these potential products. In addition, market acceptance depends on the effectiveness of our sales and marketing capabilities. To date, we have no direct sales capabilities and limited marketing capabilities.

If the health care system, reimbursement policies or any other health care related regulations change, the prices of our potential products may fall or our potential sales may decline.

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

Another factor that may affect the pricing of drugs is the Medicare Prescription Drug Plan legislation—a proposed Congressional action concerning drug reimportation into the United States. This legislation gives additional discretion to the Secretary of Health and Human Services in regards to drug reimportation from foreign countries, including those where drugs are sold at a lower price. If legislation or regulations were passed allowing the reimportation of drugs, a decrease in price for any products we develop may result, leading to a negative impact upon our revenues and prospects for profitability.

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

We depend on our senior executive officers as well as key scientific, management and other personnel. Only a few of our key personnel are bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Further, we have not purchased key-person life insurance policies for any of our executive officers or key personnel. Competition for scientists and other qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate the additional highly skilled employees required for the expansion of our activities, could hinder our ability to discover, develop and commercialize potential products.

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

Novo Nordisk, together with Warburg Pincus Equity Partners, L.P., beneficially owned an aggregate of approximately 50% of our outstanding common stock as of December 31, 2004. Representatives of these shareholders hold four out of eight seats on our board of directors pursuant to contractual obligations. These shareholders, acting together, have the ability to significantly influence our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, these shareholders, acting together, may be able to cause a change in control, as well as delay or prevent a change in control. They may also discourage a potential acquirer from making a tender offer or otherwise attempting to effect a change in control, even if such a change in control would benefit our other shareholders.

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

Item 2.    Properties

We are headquartered in Seattle, Washington, where we lease space in several buildings in close proximity to one another. We lease a total of approximately 235,000 square feet in these buildings, as shown in the following table.

Property	Square Feet	Use	Lease Expiration Dates
Lake Union Steam Plant	106,000	Laboratories and offices	May 2019
Earl Davie Building	98,000	Laboratories, manufacturing and offices	May 2019
1144 Eastlake Building	31,000	Offices	January 2012

In 2004, we completed an expansion of the Earl Davie Building, adding approximately 45,000 square feet of additional laboratory, manufacturing and office space. We own land adjacent to one of the existing buildings, which we are holding for potential expansion in the future. In addition, we are aware of available office space in several nearby buildings. We believe that our existing facilities, together with available, planned and potential expansion space, will be adequate to fulfill our needs for the foreseeable future.

Item 3.    Legal Proceedings

None.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the Nasdaq Stock Market under the symbol ZGEN on February 1, 2002. As of March 1, 2005, we had approximately 50 shareholders of record and 3,500 beneficial holders of our stock. We have never paid cash dividends and do not anticipate paying them in the foreseeable future.

The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of our common stock as quoted on the Nasdaq Stock Market:

	High	Low
Year Ended December 31, 2004
1st Quarter	$19.02	$14.52
2nd Quarter	19.00	15.45
3rd Quarter	19.29	12.80
4th Quarter	24.48	17.03

Year Ended December 31, 2003
1st Quarter	$10.18	$8.03
2nd Quarter	16.98	9.00
3rd Quarter	16.20	11.36
4th Quarter	16.07	12.10

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The selected Statement of Operations Data for the years ended December 31, 2004, 2003 and 2002 and Balance Sheet Data as of December 31, 2004 and 2003 have been derived from our audited financial statements appearing elsewhere in this Form 10-K. The selected Statement of Operations Data for the years ended December 31, 2001 and 2000 and Balance Sheet Data as of December 31, 2002, 2001, and 2000 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$35,694	$25,957	$52,775	$17,828	$32,464
Operating expenses:
Research and development(1)	94,287	63,464	61,735	42,557	45,422
General and administrative(2)	19,007	15,843	20,458	15,970	15,984
Noncash stock-based compensation expense	9,295	7,054	7,188	3,507	—

Total operating expenses	122,589	86,361	89,381	62,034	61,406

Loss from operations	(86,895)	(60,404)	(36,606)	(44,206)	(28,942)
Other income (expense):
Investment income	4,944	6,519	7,354	7,250	5,417
Interest expense	(6,869)	(5,622)	(904)	(13)	(848)
Other, net	64	(64)	(187)	—	(111)

Total other income (expenses)	(1,861)	833	6,263	7,237	4,458

Loss before provision for income taxes	(88,756)	(59,571)	(30,343)	(36,969)	(24,484)
Benefit (provision) for income taxes	—	—	—	90	(5,893)

Net loss	(88,756)	(59,571)	(30,343)	(36,879)	(30,377)
Preferred stock dividend and accretion	—	—	(1,718)	(20,610)	(2,903)

Net loss attributable to common shareholders	$(88,756)	$(59,571)	$(32,061)	$(57,489)	$(33,280)

Basic and diluted net loss per share	$(1.64)	$(1.26)	$(0.75)	$(4.85)	$(3.38)

Weighted-average shares used in computing basic and diluted net loss per share	54,157	47,317	42,578	11,846	9,846

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$324,998	$299,892	$285,438	$147,077	$172,976
Working capital	297,361	287,413	272,236	138,493	166,245
Total assets	412,184	375,909	347,934	205,435	228,637
Mandatorily redeemable convertible preferred stock	—	—	—	260,540	239,930
Total shareholders’ equity (deficit)	278,550	287,915	269,341	(79,402)	(27,269)

(1)	The years ended December 31, 2004, 2003, 2002, and 2001 exclude noncash stock-based compensation expense of $4,802, $4,284, $4,318, and $2,028, respectively.
(2)	The years ended December 31, 2004, 2003, 2002, and 2001 exclude noncash stock-based compensation expense of $4,493, $2,770, $2,870, and $1,479, respectively.

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

Our most significant financial challenges are to obtain adequate funding to cover the cost of product development, and to control spending and direct it toward product candidates that will create the most value for the Company’s shareholders over the long term. It can be a complex and highly subjective process to establish the appropriate balance between cash conservation and value generation. There are a number of important factors that we consider in addressing these challenges, including the following:

•	the nature, timing and magnitude of financing transactions, which would typically involve issuance of equity or equity-based securities;

•	the nature and timing of product development collaborations, which would typically provide for funding of a portion of the respective product development costs, as well as bring in near-term potential revenues in the form of upfront fees and milestone payments;

•	the breadth of product development programs, i.e., the number of potential disease indications for which a product candidate is tested in clinical trials;

•	the number of products in our development portfolio and the decision to move new product candidates into clinical development; and

•	periodic assessments of the relative capital requirements, risk and value of each of our product candidates.

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

Results of Operations

Revenues

Royalties.    We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 38% of our outstanding common stock, and several other companies. Royalties increased in 2004 and 2003 primarily due to the weakening of the U.S. Dollar versus foreign currencies prominent in certain royalty calculations. We expect underlying sales figures to decrease slightly in 2005 due to patent expiration in certain countries; however royalty revenue for 2005 is expected to be comparable to 2004 as a result of the favorable effect of foreign exchange rate differences. In 2004 and 2003, insulin royalties represented 59% of our total royalty revenues. We have opportunities to earn royalties in the future under other existing license agreements, but we cannot be certain when, or if, products will be sold subject to those licenses.

Option fees.    In all three years presented, we earned an annual option fee of $7.5 million from Novo Nordisk under an option and license agreement, pursuant to which we have given Novo Nordisk an option to license certain rights to proteins that we discover. The initial term of this agreement expired in November 2004; however, Novo Nordisk exercised its right to extend the agreement in 2004 and will pay $7.5 million per year for two additional years. In November 2004 we received the first of the two annual payments, of which $6.5 million is recorded as deferred revenue at December 31, 2004. We will receive the final payment under the agreement in November 2005.

In September 2004, we signed a five-year strategic alliance agreement with Serono under which Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. We recorded revenue of $683,000 from this agreement in 2004, and $15.0 million was recorded as deferred revenue, which we expect will be recognized at a rate of $3.1 million per year.

Ig-fusion protein license fee.    In 2002, as part of a lawsuit settlement, we earned a $30.0 million license fee related to the granting of a license to our Ig-fusion protein patents. This was a one-time payment for a fully paid-up license and, therefore, we will not earn any future revenues with respect to this agreement.

License fees and milestones payments.    Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. Revenue from license fees and milestone payments increased 79% from 2003 to 2004. This was primarily due to the license fees and milestones earned from Novo Nordisk related to rFactor XIII, IL-20 and three licenses granted under the Option and License Agreement. Revenues from license fees and milestone payments increased 24% from 2002 to 2003. This was primarily due to revenues earned related to an IL-21 development collaboration with Novo Nordisk. During the fourth quarter of 2004, we signed a license agreement for rFactor XIII with Novo Nordisk and several license and collaborative development agreements with Serono related to the strategic alliance, with substantial upfront payments received from each company. At December 31, 2004, $21.2 million related to these agreements was recorded as deferred revenue. Together with amounts deferred under previous license and collaboration agreements, we currently expect the following amounts of deferred revenue to be recognized as license fee revenue in future periods (in thousands):

2005	$12,582
2006	6,277
2007	2,527
2008	2,527
2009	2,147
Thereafter	1,143

Total	$27,203

For certain license agreements that require no continuing performance of us, we record license fees as revenue upon execution of the agreement. We recognize revenues from milestone payments that represent completion of separate and substantive earnings processes when the milestone is achieved and amounts are due and payable. From year to year, this revenue item can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. Although this revenue item increased both in 2003 and 2004 due to an increasing number of transactions and milestone payments, we cannot be certain this trend will continue in 2005 and beyond due to the uncertain nature of the events generating the revenue.

Operating Expenses

Research and development expense.    Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables, facility costs and external costs. Research and development expense increased in each of the past two years, by 49% in 2004 and by 3% in 2003. Increases over the periods reported largely resulted from significantly increased activities for the development of our current product candidates, rhThrombin, TACI-Ig and IL-21. Over the past three years, we have experienced a substantial increase in external costs for contract manufacturing, clinical trials and payments to Serono related to our TACI-Ig collaboration. In addition, salaries and benefits have increased primarily due to the addition of approximately 70 employees who are focused on product development. Our expense in 2003 reflects an offset of $4.9 million from costs reimbursed by Novo Nordisk under an IL-21 preclinical collaboration agreement, which ended in early 2004. Without the impact of this reimbursement, research and development expense would have increased by 11% in 2003. These trends are shown in the following table (in thousands).

	2004	2003	2002
Salaries and benefits	$38,496	$32,679	$27,920
Consumables	9,681	8,601	9,082
Facility costs	5,687	4,551	3,923
External costs	35,809	17,956	15,741
Depreciation and amortization	4,652	4,564	5,069

Subtotal	94,325	68,351	61,735
IL-21 cost reimbursement from Novo Nordisk	(38)	(4,887)	—

Net research and development expense	$94,287	$63,464	$61,735

We anticipate that research and development expense will continue to increase in the foreseeable future as we continue to advance, and potentially expand, our internal product development programs. In 2005, we expect that a number of factors, including the following, will contribute to an increase in research and development expense:

•	costs of expanded clinical trial activity for ongoing product development programs;

•	increased staffing to support expanded and advancing product development programs, particularly in the clinical, medical, regulatory, manufacturing and quality areas; and

•	costs of operating our new pilot-scale manufacturing facility.

Partially offsetting these factors, we have shifted the manufacture of rhThrombin registration lots from late 2005 to early 2006, thus deferring significant contract expenses. As a result, we estimate that research and development expense will increase by less than 10% in 2005.

General and administrative expense.    General and administrative expense consists primarily of salaries and benefit expenses, professional fees and other corporate costs. In 2004, we reclassified all patent related costs to general and administrative expenses from research and development expenses in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. The amounts reclassified were $4.3 million, $4.4 million and $3.8 million for the years 2004, 2003 and 2002, respectively.

In 2004, general and administrative expense increased 20% over 2003 primarily due to:

•	an increase in headcount related costs, including recruiting;

•	an increase in state and local taxes related to transaction fees received;

•	legal costs related to business development activities; and

•	strategic marketing costs in support of planning for rhThrombin commercialization.

In 2003, this expense decreased 23% versus 2002 primarily due to:

•	a decrease in legal costs related to a patent infringement lawsuit settled in late 2002;

•	a decrease in external costs related to the write-off in 2002 of design and engineering costs for a terminated construction project; and

•	cost control initiatives undertaken by the company in late 2002 and early 2003.

We anticipate that our general and administrative requirements will increase to support our development programs as they advance towards commercialization. We estimate that general and administrative expense may increase by up to 25% in 2005 as compared to 2004 expense.

Noncash stock-based compensation expense.    In 2001 and early 2002, prior to the completion of our initial public offering, stock options were granted to employees and directors at exercise prices below the estimated fair value of the common stock on the date of grant. As a result, we recorded total deferred stock-based compensation of $29.2 million. Deferred stock-based compensation is being amortized to expense over the vesting periods of the underlying options, generally four years, using the straight-line method. The expense declined from 2002 to 2003 due to cancellation of unvested options held by employees who terminated their employment with the Company. In 2004, the expense increased due to a one-time compensation charge of $3.2 million related to the repayment of loans by certain executives with shares of common stock originally purchased with the loan proceeds. The compensation expense equaled the difference between the estimated fair value of the shares on the date of the loan payment less the exercise price or the value of the shares previously used as the basis for recording compensation expense. This increase was partially offset by the cancellation of unvested options held by employees who terminated their employment with the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 1 to the financial statements). SFAS 123(R) will become effective for periods beginning after June 15, 2005, which will be in our third fiscal quarter in 2005. At that time, we will begin expensing amounts related to employee stock options. The adoption of SFAS 123(R) will have a material impact on our results of operations. We have begun, but not completed, the process of evaluating the option valuation methods and adoption transition alternatives available under SFAS 123(R). Accordingly, we are not able to provide an estimate of the amount by which our net loss will increase after SFAS 123(R) is adopted.

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

	2004	2003	2002
Weighted average amount of cash reserves	$284,948	$256,471	$219,321
Effective interest rate	1.79%	2.16%	3.09%

Investment income before gains and losses	5,102	5,535	6,772
Net gains (losses) on sales of investments	(158)	984	582

Investment income, as reported	$4,944	$6,519	$7,354

We have accounted for the sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. We recorded interest of $6.9 million, $5.6 million, $896,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Liquidity and Capital Resources

As of December 31, 2004, we had cash, cash equivalents and short-term investments of $325.0 million, which we intend to use to fund our operations and capital expenditures over the next several years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources should provide sufficient funding for approximately three years.

Cash flows from operating activities.    The amount of cash used to fund our operating activities generally tracks our net losses, with the following exceptions:

•	noncash expenses, such as depreciation and amortization, gains or losses on sale or disposal of assets, and noncash stock-based compensation, which do not result in uses of cash;

•	net realized gains and losses, and amortization of premium on short-term investments, which are reflected as sources of cash from investing activities upon maturity or sale of the respective investments;

•	changes in receivables, which generally represent temporary timing differences between the recognition of certain revenues and the subsequent receipt of cash payments;

•	changes in deferred revenue, which reflect the difference in timing between the receipt of cash from option fees, license fees and other upfront payments and the subsequent recognition of these amounts as revenue over the period we are contractually required to provide other rights or services that represent continuing obligations; and

•	changes in other assets and liabilities, which generally represent temporary timing differences between the recognition of certain expenses and their payment.

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, in 2004 upon the execution of a strategic alliance agreement with Serono and a license agreement with Novo Nordisk, we recorded $36.2 million of deferred revenue, which will be recognized as revenue over the next approximately five years. The timing of these types of transactions is irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

Cash flows from investing activities.    Our most significant use of cash in investing activities is for capital expenditures. We expend a certain amount each year on routine items to maintain the effectiveness of our business, e.g., to adopt newly developed technologies, expand into new functional areas, adapt our facilities to changing needs, and/or replace obsolete assets. In addition, we have used cash to purchase land and expand our facilities. The following table shows the amount of cash going toward each of these types of capital expenditures (in thousands):

	2004	2003	2002
Routine equipment/facility expenditures	$3,364	$2,390	$5,923
Purchases of land for future expansion	—	—	2,975
Expansion of R&D facility, including pilot scale manufacturing plant	13,605	10,172	1,045

Total	$16,969	$12,562	$9,943

The R&D facility expansion project had an approved total budget of approximately $26 million including all related equipment costs. The project was partially funded by an allowance from our landlord, which totaled $14.9 million and is reflected as cash flow from financing activities. The project began in April 2003 and was completed in mid-2004. We expect to spend approximately $6 million to $8 million in 2005 on capital equipment.

Cash flows from investing activities also reflect large amounts of cash used to purchase short-term investments and received from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Cash flows from financing activities.    Net proceeds from common stock offerings constitute by far the largest element of financing cash flows. We received $110.7 million in net proceeds from our initial public offering in 2002, $71.3 million from an underwritten follow-on offering completed in October 2003, and $66.8 million from the sale of common stock to both Amgen and Serono in 2004. In 2002, we received $50.5 million of net proceeds from the completion of a sale and leaseback of our headquarter buildings, which has been accounted for as a financing transaction. Our landlord provided an allowance of $14.9 million to be applied toward the cost of the R&D facility expansion project described above. We received $7.9 million of this amount in 2003 and the remainder in 2004.

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

Contractual Obligations

At December 31, 2004 we are contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Building lease obligations	$130,186	$7,104	$14,963	$16,028	$92,091
Operating leases	8,835	1,180	2,435	2,506	2,714
Development contracts	17,764	11,062	6,702	—	—

Total	$156,785	$19,346	$24,100	$18,534	$94,805

The building lease obligations, which resulted from the sale-leaseback financing transaction, reflect the reset of the lease terms to 15 years beginning May 2004. Operating lease terms range from one to ten years. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. The development contracts include the production of Phase 3 supply and registration lots of rhThrombin, which may also be used for commercial purposes.

Critical Accounting Estimates

Royalty revenue.    We earn royalties on two proteins marketed and sold by Novo Nordisk, insulin and glucagon, which represented 70% of our royalty revenue in 2004. Royalties are received from Novo Nordisk quarterly within 60 days after the end of the calendar quarter. For insulin, the royalties are based on manufacturing costs for the quantity of insulin sold during the quarter. These costs are calculated in Danish Kroner, and then converted to U.S. Dollars based on the exchange rate at the end of the quarter. Royalties earned on sales of glucagon are calculated as a percentage of net sales. We accrue estimated royalties at the end of each quarter based on historical sales data, estimates provided to us by Novo Nordisk and changes in the Danish Kroner to U.S. Dollar exchange rate. Adjustments are made in the following quarter reflecting the difference between our estimates and actual reported royalties and, to date, have not been significant.

We also earn royalties on several products marketed by other companies. Royalties on these products are received within 30 to 60 days after the end of each calendar quarter. We accrue estimated royalties at the end of each quarter based on historical sales data. Adjustments are made in the following quarter reflecting the difference between our estimates and actual reported royalties. To date, these adjustments have not been significant.

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

Stock based compensation.    As permitted by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), we have elected to follow Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for employee stock option grants and apply the disclosure-only provisions of SFAS 123 to account for our stock option plans. Under APB 25, compensation expense is based on the excess, if any, of the estimated fair value of our stock at the date of grant over the exercise price of the option. Prior to the completion of our initial public offering, we granted options with exercise prices that were lower than the estimated fair value of the stock on the date of grant. We used our best judgment to estimate the fair value of our stock as of the various grant dates, which resulted in share prices ranging from $9.09 to $15.11. Based on these estimated values, we recorded $29.2 million of deferred compensation, which is being amortized over the vesting period of the individual options using the straight-line method. We expect to record stock-based compensation expense of $2.2 million, pursuant to APB 25, through June 30, 2005.

Effective July 2005, we will record share-based compensation in accordance with the recently issued Statement of Financial Accounting Standards No. 123(R), Share-based Payment (SFAS 123(R). The adoption of SFAS 123(R) will have a material impact on our results of operations. We have begun, but not completed, the process of evaluating the option valuation methods and adoption transition alternatives available under SFAS 123(R). Accordingly, we are not able to provide an estimate of the amount by which our net loss will increase after SFAS 123(R) is adopted.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

Our exposure to market risk is primarily limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, commercial paper and money market funds. Due to the nature of our short-term investments, all of which mature within three years, we believe that we are not subject to any material market risk exposure. We have no other material foreign currency exposure, nor do we hold derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of

ZymoGenetics, Inc.

We have completed an integrated audit of ZymoGenetics, Inc.’s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of ZymoGenetics, Inc. (the Company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 11, 2005

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$117,308	$97,576
Short-term investments	207,690	202,316
Receivables
Related party	2,612	3,458
Trade	2,213	1,189
Interest and other receivables	1,391	1,228
Prepaid expenses and other assets	3,296	2,777

Total current assets	334,510	308,544
Property and equipment, net	71,960	62,341
Other assets	5,714	5,024

Total assets	$412,184	$375,909

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,867	$4,808
Accrued liabilities	11,104	8,301
Deferred revenue	22,178	8,022

Total current liabilities	37,149	21,131
Construction advance from landlord	—	7,918
Lease obligations	66,085	50,629
Deferred revenue	26,485	4,957
Other noncurrent liabilities	3,915	3,359

Commitments and contingencies

Shareholders’ equity
Common stock, no par value, 150,000 shares authorized, 57,574 and 52,494 issued and outstanding at December 31, 2004 and 2003, respectively	572,564	498,602
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Notes receivable from shareholders	—	(725)
Deferred stock compensation	(2,966)	(9,455)
Accumulated deficit	(289,789)	(201,033)
Accumulated other comprehensive income	(1,259)	526

Total shareholders’ equity	278,550	287,915

Total liabilities and shareholders’ equity	$412,184	$375,909

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Revenues
Royalties
Related party	$7,871	$6,409	$4,986
Other	3,417	2,988	3,010
Option fees
Related party	7,500	7,500	7,500
Other	683	—	—
Ig-fusion protein license fee	—	—	30,000
License fees and milestone payments
Related party	12,316	4,128	2,328
Other	3,907	4,932	4,951

Total revenues	35,694	25,957	52,775

Operating expenses
Research and development (excludes noncash stock-based compensation expense of $4,802 in 2004, $4,284 in 2003 and $4,318 in 2002, respectively)	94,287	63,464	61,735
General and administrative (excludes noncash stock-based compensation expense of $4,493 in 2004, $2,770 in 2003 and $2,870 in 2002, respectively)	19,007	15,843	20,458
Noncash stock-based compensation expense	9,295	7,054	7,188

Total operating expenses	122,589	86,361	89,381

Loss from operations	(86,895)	(60,404)	(36,606)
Other income (expense)
Investment income	4,944	6,519	7,354
Interest expense	(6,869)	(5,622)	(904)
Other, net	64	(64)	(187)

Total other income (expense)	(1,861)	833	6,263

Net loss	(88,756)	(59,571)	(30,343)
Preferred stock dividend and accretion on mandatorily redeemable convertible preferred stock	—	—	(1,718)

Net loss attributable to common shareholders	$(88,756)	$(59,571)	$(32,061)

Net loss per share—basic and diluted	$(1.64)	$(1.26)	$(0.75)

Weighted-average shares—basic and diluted	54,157	47,317	42,578

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Mandatorily redeemable convertible preferred stock		Shareholders’ equity (deficit)
			Common Stock		Notes receivable from shareholders	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2002	6,540	$260,540	12,064	$55,856	$(725)	$(25,235)	$(111,119)	$1,821	$(79,402)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(30,343)	—	(30,343)
Unrealized gains on short-term investments, net of reclassification adjustment	—	—	—	—	—	—	—	988	988

Total comprehensive loss									(29,355)
Common stock issued in connection with stock option exercises	—	—	208	596	—	—	—	—	596
Deferred stock compensation related to stock options:
Grants	—	—	—	484	—	(484)	—	—	—
Forfeitures	—	—	—	(240)	—	240	—	—	—
Amortization	—	—	—	—	—	7,188	—	—	7,188
Accretion and dividends on mandatorily redeemable convertible preferred stock	—	1,718	—	(1,718)	—	—	—	—	(1,718)
Conversion of Series A and B mandatorily redeemable convertible preferred stock	(6,540)	(262,258)	23,543	262,258	—	—	—	—	262,258
Net proceeds from issuance of common stock	—	—	10,000	109,774	—	—	—	—	109,774

Balance at December 31, 2002	—	—	45,815	427,010	(725)	(18,291)	(141,462)	2,809	269,341

Comprehensive loss:
Net loss	—	—	—	—	—	—	(59,571)	—	(59,571)
Unrealized losses on short-term investments, net of reclassification adjustment	—	—	—	—	—	—	—	(2,283)	(2,283)

Total comprehensive loss									(61,854)
Common stock issued in connection with stock option exercises	—	—	579	2,060	—	—	—	—	2,060
Deferred stock compensation related to stock options:
Forfeitures	—	—	—	(1,782)	—	1,782	—	—	—
Amortization	—	—	—	—	—	7,054	—	—	7,054
Net proceeds from issuance of common stock	—	—	6,100	71,314	—	—	—	—	71,314

Balance at December 31, 2003	—	—	52,494	498,602	(725)	(9,455)	(201,033)	526	287,915

Comprehensive loss:
Net loss	—	—	—	—	—	—	(88,756)	—	(88,756)
Unrealized losses on short-term investments, net of reclassification adjustment	—	—	—	—	—	—	—	(1,785)	(1,785)

Total comprehensive loss									(90,541)
Common stock issued in connection with stock option exercises	—	—	1,322	5,142	—	—	—	—	5,142
Compensation expense related to loan repayment	—	—	—	3,226	—	—	—	—	3,226
Loan repayment	—	—	(43)	(752)	725	—	—	—	(27)
Deferred stock compensation related to stock options:
Forfeitures	—	—	—	(420)	—	420	—	—	—
Amortization	—	—	—	—	—	6,069	—	—	6,069
Net proceeds from issuance of common stock	—	—	3,801	66,766	—	—	—	—	66,766

Balance at December 31, 2004	—	$—	57,574	$572,564	$—	$(2,966)	$(289,789)	$(1,259)	$278,550

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities
Net loss	$(88,756)	$(59,571)	$(30,343)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,469	5,447	5,898
Net losses (gains) on disposition of property and equipment	(59)	100	187
Noncash stock-based compensation	9,295	7,054	7,188
Net realized losses (gains) on sale of short-term investments	158	(984)	(582)
Amortization of premium on short-term investments	2,679	3,225	2,448
Changes in
Receivables	(368)	(2,159)	339
Prepaid expenses and other assets	(919)	(1,945)	(705)
Accounts payable	911	(809)	(937)
Accrued liabilities	2,803	2,612	2,539
Deferred revenue	35,684	(3,855)	2,680
Deferred lease obligations	598	455	28
Other noncurrent liabilities	554	636	(117)

Net cash used in operating activities	(31,951)	(49,794)	(11,377)

Investing activities
Purchase of property and equipment	(16,969)	(12,562)	(9,943)
Purchase of short-term investments	(256,835)	(288,579)	(305,517)
Proceeds from sale of property and equipment	88	72	31
Proceeds from sale and maturity of short-term investments	246,548	311,568	184,614

Net cash provided by (used in) investing activities	(27,168)	10,499	(130,815)

Financing activities
Net proceeds from issuance of common stock	66,766	71,314	110,677
Construction advance from landlord	6,943	7,918	—
Proceeds from sale-leaseback financing	—	—	50,489
Principal payments on lease obligation	—	—	(385)
Proceeds from exercise of stock options	5,142	2,060	596

Net cash provided by financing activities	78,851	81,292	161,377

Net increase in cash and cash equivalents	19,732	41,997	19,185
Cash and cash equivalents at beginning of period	97,576	55,579	36,394

Cash and cash equivalents at end of period	$117,308	$97,576	$55,579

Supplemental disclosures
Cash paid for interest	$6,869	$5,197	$862

Noncash financing activities
Accretion on Series B mandatorily redeemable convertible preferred stock	$—	$—	$88

Dividends accrued on Series A and Series B mandatorily redeemable convertible preferred stock	$—	$—	$1,630

Other non-cash additions (reductions) to property and equipment,net	$(1,852)	$2,445	$—

Recognition of prepaid offering costs	$—	$—	$902

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and summary of significant accounting policies

Nature of operations

ZymoGenetics, Inc. (the Company) was incorporated in the state of Washington in June 1981 and operated independently until it was acquired in 1988 by Novo Nordisk North America, a wholly owned subsidiary of Novo Nordisk A/S (Novo Nordisk). In November 2000, the Company became independent from Novo Nordisk upon completion of a private placement of Series B mandatorily redeemable convertible preferred stock with an investor consortium. In February 2002, the Company completed an initial public offering of common stock, at which time all Series A and B mandatorily redeemable convertible preferred stock was converted to common stock. In October 2003, the Company sold 6,100,000 shares of common stock in a follow-on public offering. At December 31, 2004, Novo Nordisk’s ownership percentage was 37.8%.

As an independent biopharmaceutical company, the Company is focused on the discovery, development and commercialization of protein therapeutics for the prevention or treatment of significant human diseases. The Company has generated a pipeline of proprietary product candidates and intends to commercialize them through internal development, collaborations with biopharmaceutical partners or out-licensing of patents.

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

Short-term investments

Marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders’ equity. Interest on securities classified as available-for-sale is included in investment income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method.

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their relative short maturities. The carrying value of other noncurrent liabilities approximates fair value as adjustments to market are recorded each period.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Leasehold improvements are amortized evenly over their estimated useful lives or the term of the lease, whichever is shorter. At December 31, 2004, the Company is amortizing its leasehold improvements over 10 and 15 years.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Measurement of an impairment is required when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value. The Company has not recognized any impairment losses through December 31, 2004.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), and Emerging Issues Task Force Issue No. 00-21, Revenue Agreements with Multiple Deliverables (EITF 00-21).

The Company earns royalties on two proteins marketed and sold by Novo Nordisk, insulin and glucagon. Royalties are received from Novo Nordisk within 60 days after the end of the calendar quarter. For insulin, the royalties are based on manufacturing costs for the quantity of insulin sold during the quarter. These costs are calculated in Danish Kroner, and then converted to U.S. Dollars based on the exchange rate at the end of each calendar quarter. Royalties earned on sales of glucagon are calculated as a percentage of net sales. The Company accrues estimated royalties at the end of each quarter based on historical sales data, estimates provided to the Company by Novo Nordisk and changes in the Danish Kroner to U.S. Dollar exchange rate. Adjustments are made in the following quarter reflecting the difference between the Company’s estimates and actual reported royalties and, to date, adjustments have not been significant.

The Company also earns royalties on several products marketed by other companies. Royalties on these products are received within 30 to 60 days after the end of each calendar quarter. The Company accrues estimated royalties at the end of each quarter based on historical sales data. Adjustments are made in the following quarter reflecting the difference between the Company’s estimates and actual reported royalties and, to date, adjustments have not been significant.

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

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In December 2002, the Company signed an agreement granting Amgen Inc., Immunex Corporation and Wyeth a license to the Company’s Ig-fusion protein patents. As a result of this agreement, the Company, Immunex and Amgen terminated a patent infringement lawsuit filed by the Company in March 2002 against Immunex Corporation (now owned by Amgen). The Company received a one-time lump sum payment, which was recorded as license fee revenue in 2002.

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

Patent costs

Costs relating to filing and pursuing patent applications are expensed to general and administrative costs as incurred.

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

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss attributable to common shareholders and net loss per share as if the fair value based method had been applied to all outstanding and unvested awards for each of the years ended December 31 (in thousands, except per share data):

	2004	2003	2002
Net loss attributable to common shareholders, as reported	$(88,756)	$(59,571)	$(32,061)
Add: employee stock-based compensation under APB 25 included in reported net loss	6,069	7,054	7,188
Add: employee stock-based compensation related to the repayment of loans to purchase common stock included in reported net loss	3,226	—	—
Deduct: total employee stock-based compensation expense determined under the fair value method	(15,722)	(12,610)	(9,891)

Net loss attributable to common shareholders, pro forma	$(95,183)	$(65,127)	$(34,764)

Basic and diluted net loss per share, as reported	$(1.64)	$(1.26)	$(0.75)

Basic and diluted net loss per share, pro forma	$(1.76)	$(1.38)	$(0.82)

Comprehensive income or loss

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which requires the disclosure of comprehensive income or loss and its components in the financial statements. Comprehensive income or loss is the change in shareholder’s equity resulting from net income or loss and unrealized gains and losses on short-term investments.

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

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table presents the calculation of basic and diluted net loss per share attributable to common shareholders for years ended December 31 (in thousands, except per share data):

	2004	2003	2002
Net loss attributable to common shareholders	$(88,756)	$(59,571)	$(32,061)

Weighted-average shares used in computing basic and diluted net loss per share	54,157	47,317	42,578

Basic and diluted net loss per share	$(1.64)	$(1.26)	$(0.75)

Securities not included in net loss per share attributable to common shareholders calculation:
Options to purchase common stock	10,116	9,378	8,267
Shares subject to repurchase	—	—	7

	10,116	9,378	8,274

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

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

other-than temporary impairment of investments. In September 2004, EITF 03-01-1 was issued and deferred the effective date of this position document but maintained the disclosure requirement of EITF 03-01 for paragraphs 21 and 22. The adoption of this statement has not impacted the results of operations or the financial position of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. SFAS 123(R) will become effective for periods beginning after June 15, 2005, which will be in the Company’s third fiscal quarter in 2005. At that time, the Company will begin expensing amounts related to employee stock options. The adoption of SFAS 123(R) will have a material impact on the Company’s results of operations. The Company has begun, but not completed, the process of evaluating the option valuation methods and adoption transition alternatives available under SFAS 123(R). Accordingly, no estimate is available of the amount by which the Company’s net loss will increase after SFAS 123(R) is adopted.

2.    Short-term investments

Short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2004
Type of security:
Corporate debt securities	$45,489	$21	$(288)	$45,222
Asset-backed securities	82,467	21	(548)	81,940
U.S. government and agency securities	80,993	—	(465)	80,528

	$208,949	$42	$(1,301)	$207,690

Maturity date:
Less than one year	$147,764			$146,941
Due in 1-3 years	61,185			60,749

	$208,949			$207,690

December 31, 2003
Type of security:
Corporate debt securities	$47,253	$272	$(26)	$47,499
Asset-backed securities	71,985	184	(122)	72,047
U.S. government and agency securities	78,432	232	(37)	78,627
Foreign government securities	4,120	23	—	4,143

	$201,790	$711	$(185)	$202,316

Maturity date:
Less than one year	$137,170			$137,538
Due in 1-3 years	64,620			64,778

	$201,790			$202,316

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s management has concluded that unrealized losses are temporary, as the duration of the decline in the value of the investments has been short; the extent of the decline, both in dollars and percentage of cost is not severe; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

At December 31, 2004, the aggregate estimated fair value of the investments with unrealized losses was as follows (in thousands):

Corporate debt securities	$33,247
Asset-backed securities	71,006
U.S. government and agency securities	77,528

$181,781

Realized gains were $227,000 and $1.3 million for the years ended December 31, 2004 and 2003, respectively. Realized losses were $385,000 and $313,000 for the years ended December 31, 2004 and 2003, respectively. Reclassification adjustments reflected in other comprehensive income for net realized gains and losses were $13,000 loss and $1.0 million gain for the years ended December 31, 2004 and 2003, respectively.

3.    Property and equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2004	2003
Land and buildings	$74,288	$52,998
Leasehold improvements	821	518
Furniture and equipment	40,888	34,506
Construction in progress	—	14,022

	115,997	102,044
Less: Accumulated depreciation and amortization	(44,037)	(39,703)

	$71,960	$62,341

Land and buildings include assets deemed owned in connection with the sale and leaseback financing transaction described in Note 5.

4.    Accrued liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	2004	2003
Vacation pay	$2,505	$2,219
Incentive compensation	3,287	2,418
Contract services	4,517	3,195
City and state taxes	291	37
Severance payments	138	165
Other	366	267

	$11,104	$8,301

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    Lease obligations

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

The Company has accounted for the transaction as a financing due to a technical provision within the leases related to condemnation, which could, under remote circumstances, result in continuing ownership involvement by the Company in the three buildings. Under this method of accounting, the net proceeds of the sale are considered to be a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. The Company initially recorded a liability of $50.5 million with an effective annual interest rate of approximately 11%.

In 2003, the Company exercised its option to expand one of its leased buildings and, effective May 2004, the Company assumed occupancy of the new space. The Company incurred total project costs of approximately $21 million excluding equipment and received an advance from the landlord of $14.9 million. The advance from the landlord of $14.9 million has been reclassified as an addition to the long-term lease obligations with an annual effective interest rate of approximately 12%. At the end of the lease term, the remaining balance of the liability will approximate the net book value of the buildings leased. Upon the completion of the expansion project, the lease terms for all three buildings were reset to 15 years from the date of occupancy of the expansion space.

The following table presents the Company’s scheduled payments under the lease obligations, including the additional payments related to the expansion and the reset of the lease term to 15 years (in thousands):

Year ending December 31,
2005	$7,104
2006	7,353
2007	7,610
2008	7,876
2009	8,152
Thereafter	92,091

$130,186

6.    Transactions and accounts with related parties

The Company earns royalties on several products marketed and sold by Novo Nordisk, including recombinant insulin and recombinant glucagon. Royalties are based on contracts predating the Company’s acquisition by Novo Nordisk. The Company earned total royalties from Novo Nordisk of approximately $7.9 million, $6.4 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

In December 2002, the Company completed a collaborative agreement with Novo Nordisk for the preclinical development of IL-21. Under the terms of the agreement, the Company and Novo Nordisk collaborated on all research and development activities leading up to the filing of an Investigational New Drug application (IND) in the United States, which occurred in April 2004. Upon signing, Novo Nordisk paid $4.0 million to the Company as reimbursement of a portion of the Company’s costs incurred prior to the agreement. Novo Nordisk also agreed to pay the Company up to $7.0 million for its 50% share of IL-21 development costs incurred from the date of the agreement through the filing of the IND. Through December 31, 2004, Novo Nordisk had paid a total of $8.9 million to the Company under the collaborative agreement, of which $813,000 was recorded as revenue in 2004. In the third quarter of 2004, the Company recognized milestone revenue of $1.5 million for the achievement of the IND filing pursuant to Novo Nordisk’s license of IL-21 outside North America.

In March 2004, the Company signed a license agreement with Novo Nordisk providing it exclusive license rights to commercialize the Company’s IL-20 intellectual property in North America. The license agreement included an execution fee of $4.0 million, and potential milestones and royalties. Novo Nordisk is responsible for all development activities. As of December 31, 2004, the entire execution fee had been recognized as revenue.

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

In June 2004, the Company signed three license agreements with Novo Nordisk providing exclusive rights to commercialize the Company’s intellectual property related to IL-28a, IL-29 and IL-31, outside North America. Each of the license agreements included execution fees of $750,000 and potential milestones and royalties. Novo Nordisk is responsible for all development activities. The Company recognized the revenue associated with all three execution fees in the third quarter of 2004, when all performance obligations were satisfied.

In September 2004, Novo Nordisk provided the Company with a notice of termination for its license to IL-20 receptor outside North America. Novo Nordisk had previously licensed this protein in September 2001 together with IL-20. The agreement provided for one of the two proteins to be considered a backup, which could be removed from the license at a later date. In terminating the license to IL-20 receptor as the backup protein, Novo Nordisk agreed to pay the Company a final milestone payment and a termination fee totaling $1.5 million, which have been recorded as milestone revenue for the year ended December 31, 2004.

On October 4, 2004, the Company entered into a license agreement with Novo Nordisk, with respect to recombinant Factor XIII. The license agreement provides that Novo Nordisk will develop and commercialize recombinant Factor XIII on a worldwide basis. The Company received $15.0 million upon signing plus potential milestones and royalties. The Company is obligated to perform certain activities expected to be completed by May 2006. At December 31, 2004, the Company had recognized revenue of $2.3 million and will recognize the remainder ratably over the period of performance for its remaining transition activities.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Amounts receivable from Novo Nordisk were approximately $2.6 million and $3.5 million at December 31, 2004 and 2003, respectively.

7.    Retirement plans

Defined contribution

The Company has established a 401(k) retirement plan covering substantially all of its employees. The plan provides for matching and discretionary contributions by the Company. Such contributions were approximately $1.6 million, $1.5 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred compensation plan

The Company has a Deferred Compensation Plan (DCP) for key employees. Eligible plan participants are designated by the Company’s board of directors. The DCP allows participants to defer up to 15% of their annual compensation and up to 100% of any bonus. At December 31, 2004 and 2003, approximately $3.9 million and $3.4 million, respectively, was deferred under the DCP and was recorded both as a noncurrent asset and a noncurrent liability.

8.    Income taxes

At December 31, 2004, the Company had net operating loss carryforwards of approximately $192.4 million, research and development tax credit carryforwards of approximately $22.1 million, a rehabilitation tax credit carryforward of $1.5 million and alternative minimum tax credit carryforwards of $1.2 million. The carryforwards are available to offset future tax liabilities. The net operating loss, research and development tax credit and rehabilitation tax credit carryforwards will expire in the years 2005 to 2024. The alternative minimum tax credit will carry forward indefinitely. The Company completed an initial public offering on February 1, 2002 and pursuant to the provisions of Internal Revenue Code Section 382 the offering may qualify as a change in ownership. Accordingly, a portion of the net operating loss carryforwards may be limited.

Deferred tax assets and liabilities arise from temporary differences between financial and tax reporting. The Company has provided a valuation allowance at December 31, 2004 and 2003 to offset the excess of deferred tax assets over the deferred tax liabilities, due to the Company’s status as a stand-alone taxpayer and the uncertainty of realizing the benefits of the net deferred tax asset. Deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$67,351	$39,212
Research and development tax credit carryforwards	22,133	18,707
Alternative minimum tax credit carryforwards	1,242	1,242
Rehabilitation tax credit carryforward	1,507	1,507
Intellectual property purchased from Novo Nordisk	6,248	7,497
Deferred gain on sale of assets	6,341	4,958
Deferred revenue	9,171	2,002
Other	4,388	6,454

	118,381	81,579
Deferred tax liabilities:
Deferred revenue—option fees	(5,489)	(6,282)

	112,892	75,297
Less: Valuation allowance	(112,892)	(75,297)

Net deferred tax asset	$—	$—

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The valuation allowance increased by $37.6 million, $23.2 million and $5.4 million in 2004, 2003 and 2002, respectively, to fully reserve the net deferred tax assets.

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

The reconciliation between the Company’s effective tax rate and the income tax rate is as follows for the years ended December 31:

	2004	2003	2002
Federal income tax rate	(35)%	(35)%	(35)%
Research and development tax credits	(4)	(6)	(7)
Valuation allowance	42	39	34
Other	(3)	2	8

Effective tax rate	0%	0%	0%

9.    Commitments

Operating leases

In November 2001, the Company entered into a noncancellable operating lease agreement for office space near its corporate headquarters in Seattle, Washington. The lease term for one floor of the building began on February 1, 2002. In February 2004, the Company occupied additional office space within the same building. The term of the lease runs through January 2012, with options to renew for up to two additional terms of five years each. Total annual lease payments under the lease averages approximately $1.2 million per year over their terms. The rent expense associated with this lease is being recorded on a straight-line basis over the initial term of the lease.

Gross rental expense for the years ended December 31, 2004, 2003, and 2002 was $1.1 million, $700,000, and $2.6 million, respectively. Cash received under sublease agreements was approximately $100,000 and $2.0 million for the years ended December 31, 2003 and 2002, respectively. There were no sublease agreements in 2004.

The following table presents the Company’s commitments for future minimum rental payments under noncancelable operating leases with initial or remaining terms in excess of one year (in thousands):

Year ending December 31,
2005	$1,180
2006	1,189
2007	1,246
2008	1,248
2009	1,258
Thereafter	2,714

$8,835

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Other

Certain key employees have employment agreements with the Company which provide for salary, health insurance and certain additional severance benefits.

10.    Serono S.A. agreements

In August 2001, the Company entered into a collaborative development and marketing agreement with Ares Trading S.A. (Serono), a wholly owned subsidiary of Serono S.A. Under the agreement, the Company is collaborating with Serono to develop biopharmaceutical products based on two receptors, TACI and BCMA. The Company could receive license fee and milestone payments of up to an aggregate of $52.5 million in connection with the development and approval of products, of which $10.5 million has been received through December 31, 2004. The Company shares research and development expenses worldwide, with the exception of Japan, where Serono covers all expenses. The Company retains an option to co-promote products with Serono in North America while Serono has exclusive rights to market products in the remainder of the world, for which the Company will receive royalties. The Company has the option of discontinuing funding of research and development and commercialization costs, and forgoing its right to co-promote products in North America. If the Company chooses to discontinue funding, Serono would have exclusive marketing rights in North America, and the Company would receive a royalty on any sales in North America in lieu of sharing in the net sales, commercialization expenses and profits from the products. Serono is responsible for manufacturing all products for both clinical trials and commercial sale. The Company received a $7.5 million payment from Serono in 2001, which is being amortized over the estimated term of the development program, approximately nine years.

In September 2004, the Company entered into a Master Agreement with Serono S.A. and Serono B.V. (together, Serono), providing for a strategic research, development and commercialization alliance with Serono. On October 12, 2004, upon closing of the transaction, the Company issued and sold to Serono 3,176,620 shares of common stock at a price per share of $15.74, for an aggregate purchase price of $50 million. The fair market value of the shares of common stock purchased on the date of the transaction exceeded the common stock purchase price by $6.7 million. This amount was deferred and will be recorded as a reduction in option fee and license fee revenue over the five-year term of the strategic alliance. Pursuant to the strategic alliance agreement and three other product-related agreements, Serono paid total upfront fees of $31.3 million plus potential milestones and royalties. Under the terms of the alliance, the companies will jointly fund and conduct research on certain protein candidates. Serono has the option to license candidates designated for development, and the Company may elect to co-develop such candidates with Serono. For each protein licensed or co-developed by Serono, the Company will receive upfront fees plus potential milestone payments, royalties and profit-sharing. The Company recorded revenue of $1.1 million at December 31, 2004 and will ratably recognize the remaining $23.4 million over the five–year term of the strategic alliance.

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

On February 1, 2002, the Company completed its initial public offering, which resulted in the conversion of each share of Series A and Series B mandatorily redeemable convertible preferred stock to 3.6 shares of non-

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

voting and voting common stock, respectively. Effective June 24, 2002, all outstanding shares of non-voting common stock were converted into the same number of shares of voting common stock.

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

In May 2004, the Company entered into a license agreement with Amgen Inc. and a related agreement pursuant to which Amgen Inc. agreed to purchase 624,337 shares of the Company’s common stock for a total purchase price of $10 million. The terms of the license agreement provide that the Company will have no performance obligations over the life of the agreement. The Company received an upfront license fee, which was recorded as revenue immediately, and is eligible to receive milestone payments upon the achievement of certain events, and royalties on product sales, if any. The fair market value of the shares of common stock purchased on the date of the transaction exceeded the common stock purchase price by $289,000. This amount was recorded as a reduction in license fee revenue.

On October 12, 2004, upon closing of the strategic alliance transaction, the Company issued and sold to Serono 3,176,620 shares of common stock at a price per share of $15.74, for an aggregate purchase price of $50 million. Additionally, the Company entered into a strategic alliance agreement and three other product-related agreements pursuant to which Serono paid total upfront fees of $31.3 million plus potential milestones and royalties. The upfront fees will be ratably recognized over the five-year term of the strategic alliance. The fair market value of the shares of common stock purchased on the date of the transaction exceeded the common stock purchase price by $6.7 million. This amount was deferred and will be recorded as a reduction in option fee and license fee revenue over the five-year term of the strategic alliance.

Stock options

In March 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan). Upon completion of the Company’s initial public offering in February 2002, the 2000 Plan was suspended and the 2001 Stock Incentive Plan (the 2001 Plan) became effective. Both Plans provide for the issuance of incentive stock options and nonqualified stock options to employees, directors, consultants and other independent contractors who provide services to the Company. The Company’s board of directors is responsible for administration of the Plans and determines the term of each option, exercise price and the vesting terms. Options generally vest over a

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

four-year period and expire ten years from the date of grant. The 2001 Plan provides for an annual increase in authorized shares effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors. The first annual increase under the 2001 Plan occurred upon completion of the Company’s initial public offering. Any shares from the 2000 Plan that are not actually issued shall continue to be available for issuance under the 2001 Plan. The Company has reserved a total of 14,338,650 shares of common stock for issuance under the Plans, of which 1,841,827 are available for future grant at December 31, 2004. Certain board members were granted options to purchase 144,000 shares that are immediately exercisable. Options to purchase 206,085 shares were granted in 2004, 2003 and 2002 to certain board members. These options vest and become exercisable as of the one-year anniversary of the grant date.

A summary of stock option activity under the Plans is presented below:

	Shares available for grant	Shares subject to options granted	Weighted- average exercise price per share	Weighted- average fair value at grant date
Balance, January 1, 2002	1,241,828	7,307,092	$3.35
Additional shares reserved	603,180
Granted	(1,241,410)	1,241,410	$8.34	$5.05
Exercised	—	(208,272)	$2.86
Canceled	72,833	(72,833)	$3.73

Balance, December 31, 2002	676,431	8,267,397	$4.10

Additional shares reserved	2,290,752
Granted	(2,188,272)	2,188,272	$11.02	$6.65
Exercised	—	(579,344)	$3.60
Canceled	498,661	(498,661)	$6.09

Balance, December 31, 2003	1,277,572	9,377,664	$5.64

Additional shares reserved	2,624,718
Granted	(2,316,535)	2,316,535	$17.38	$10.45
Exercised	—	(1,321,907)	$3.98
Canceled	256,072	(256,072)	$9.90

Balance, December 31, 2004	1,841,827	10,116,220	$8.44

The exercise prices of options granted during 2001 and through January 9, 2002 were less than the estimated fair value of the Company’s shares at the date of grant. Estimated fair values during this time period ranged from $9.09 to $15.11 per share and, accordingly, the Company recorded total deferred compensation of $29.2 million. The exercise prices of options granted for the remainder of 2002 and through December 31, 2004, were equal to the fair value of the Company’s shares at the date of grant.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
Exercise price	Weighted-average exercise prices	Number of shares	Weighted-average remaining contractual life (in years)	Number of shares	Weighted-average exercise prices
$ 2.77 – $ 3.88	$2.78	3,287,069	5.5	3,234,457	$2.78
$ 3.89 – $ 4.44	$4.35	1,060,273	6.6	859,482	$4.34
$ 4.45 – $ 8.50	$6.36	1,429,974	7.3	930,869	$6.19
$ 8.51 – $ 9.98	$9.78	1,357,388	8.1	571,157	$9.79
$ 9.99 – $16.61	$14.67	1,270,937	8.8	318,291	$13.40
$16.62 – $23.00	$17.91	1,710,579	9.4	1,250	$18.19

$ 2.77 – $23.00	$8.44	10,116,220	7.3	5,915,506	$4.79

Stock Options exercisable at:

December 31, 2003	5,036,853	$3.62

December 31, 2002	3,848,876	$3.10

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Expected stock price volatility	70%	70%	70%
Risk-free interest rate	3.42%	3.17%	3.85%
Expected life of options	5 years	5 years	5 years

On September 14, 2001, the Company made loans to certain executives totaling $725,000, pursuant to promissory notes in connection with the purchase of shares of common stock upon the exercise of non-qualified stock options by the executives. In June 2004, these loans were repaid in full with shares of common stock originally purchased with the loan proceeds. The Company recorded a one-time non-cash compensation charge of $3.2 million related to the repayment.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.    Quarterly Financial Results (unaudited)

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Operating results for each quarter of 2004 and 2003 are summarized as follows (in thousands):

	March 31	June 30	September 30	December 31
Year ended December 31, 2004:
Revenue	$5,689	$8,353	$11,936	$9,716
Net loss	$(18,896)	$(24,466)	$(22,002)	$(23,392)
Basic and diluted net loss per common share	$(0.36)	$(0.46)	$(0.41)	$(0.41)

	March 31	June 30	September 30	December 31
Year ended December 31, 2003:
Revenue	$6,233	$5,721	$8,212	$5,791
Net loss	$(13,471)	$(13,828)	$(14,995)	$(17,277)
Basic and diluted net loss per common share	$(0.29)	$(0.30)	$(0.32)	$(0.34)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of ZymoGenetics, Inc., are responsible for the preparation, integrity, and fair presentation of the financial statements contained in this Annual Report on Form 10-K. Furthermore, we are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

We have assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. This report appears on pages 47 and 48 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a)    The information required by this item with respect to our directors is incorporated by reference to the sections captioned “Election of Directors” and “Report by the Audit Committee” in the proxy statement for our annual meeting of shareholders to be held on June 10, 2005. We will file the proxy statement within 120 days of December 31, 2004, our fiscal year end.

(b)    The information required by this item with respect to our executive officers is incorporated by reference to the section captioned “Executive Officers” in the proxy statement for our annual meeting of shareholders to be held on June 10, 2005.

(c)    The information required by this item with respect to our code of ethics is incorporated by reference to the section captioned “Other Matters” in the proxy statement for our annual meeting of shareholders to be held on June 10, 2005.

Item 11.    Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to the section captioned “Executive Compensation” in the proxy statement for our annual meeting of shareholders to be held on June 10, 2005.

Item 12.    Security Ownership of Beneficial Owners and Management and Related Shareholder Matters

The information required by this item with respect to beneficial ownership is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our annual meeting of shareholders to be held on June 10, 2005.

The following table provides information regarding our equity compensation plans at December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	10,116,220	$8.44	1,841,827
Equity compensation plans not approved by security holders	—	—	—

Total	10,116,220	$8.44	1,841,827

(1)	Does not include an increase of 2,700,000 shares, effective January 1, 2005, pursuant to a provision of the 2001 Plan that provides for an annual increase effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section captioned “Certain Transactions” in the proxy statement for our annual meeting of shareholders to be held on June 10, 2005.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our annual meeting of shareholders to be held on June 10, 2005.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    The following documents are filed as part of this Form 10-K:

1.    Financial Statements.    The following financial statements are contained in Item 8 of this Annual Report on Form 10-K:

2.    Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either included in the financial statements or the notes thereto or is not applicable.

3.    Exhibits

Exhibit No.		Description
3.1		Amended and Restated Articles of Incorporation of ZymoGenetics, Inc.	(D)

3.2		Amended and Restated Bylaws.	(A)

9.1		Agreement and Waiver of Co-Sale Rights, dated July 16, 2001, by and among ZymoGenetics, Inc., the holders of Series B Preferred Stock listed on the signature pages thereto and Serono B.V.	(A)

9.2		Share Transfer and Voting Agreement, dated January 2, 2001, by and between Warburg, Pincus Equity Partners, L.P. and Mount Everest Advisors, L.L.C. and acknowledged by ZymoGenetics, Inc.	(A)

10.1	†	Amended and Restated Employment Agreement, dated February 3, 2005, between ZymoGenetics, Inc. and Bruce L.A. Carter, Ph.D.	(J)

10.2	†	Employment Agreement, dated March 21, 2001, between ZymoGenetics, Inc. and Jan K. Öhrström.	(A)

10.3	†	Employment Agreement, dated April 23, 2001, between ZymoGenetics, Inc. and Frank D. Collins.	(A)

10.4	†	Employment Agreement, dated April 30, 2001, between ZymoGenetics, Inc. and James A. Johnson.	(E)

10.5	†	Employment Agreement, dated January 2, 2002, between ZymoGenetics, Inc. and Mark D. Young.	(A)

10.6	†	Employment Agreement, dated February 12, 2002, between ZymoGenetics, Inc. and Suzanne Shema.	(B)

10.7	†	Employment Agreement, dated September 17, 2003, between ZymoGenetics, Inc. and Fredrik Henell.	(F)

10.8	†	Employment Agreement, dated August 29, 2004, between ZymoGenetics, Inc. and Douglas E. Williams.	(I)

10.9	†	Amended and Restated 2000 Stock Incentive Plan.	(A)

10.10	†	2001 Stock Incentive Plan.	(A)

10.11	†	Stock Option Grant Program for Nonemployee Directors under the ZymoGenetics 2001 Stock Incentive Plan.

10.12	†	Deferred Compensation Plan for Key Employees.	(A)

10.13		Form of Promissory Note, dated September 14, 2001, between ZymoGenetics, Inc. and the executive officers listed on Schedule A thereto.	(A)

10.14		Form of Pledge and Security Agreement, dated September 14, 2001, between ZymoGenetics, Inc. and the executive officers listed on Schedule A thereto.	(A)

10.15		Pledge and Security Agreement, dated September 14, 2001, between ZymoGenetics, Inc. and Bruce L.A Carter.	(A)

10.16	*	Insulin Agreement, dated August 6, 1982, between ZymoGenetics, Inc. and Novo Industri A/S.	(A)

10.17		Amendment to Insulin Agreement, dated May 18, 2004, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(H)

Exhibit No.		Description
10.18	*	Addendum to Insulin Agreement, dated May 18, 2004, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(H)

10.19	*	Letter Agreement, dated March 13, 1987, between ZymoGenetics, Inc. and Novo Industri A/S.	(A)

10.20	*	Amended and Restated Human Glucagon, Analogues of Human Glucagon, Analogues of Human Insulin Letter Agreement, dated September 28, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.21	*	License Agreement for Analogues of Human Insulin, dated September 28, 2000, between the registrant and Novo Nordisk Health Care AG.	(A)

10.22	*	License Agreement, dated February 23, 1989, between ZymoGenetics, Inc. and the University of Washington.	(A)

10.23	*

License Agreement, dated January 18, 1994, including Amendment No. 1, dated January 1, 1997, and Amendment No. 2, dated June 5, 2000, between and among ZymoGenetics, Inc., Novo Nordisk A/S, Johnson & Johnson and Chiron Corporation.

(A)

10.24	*	Royalty Agreement pertaining to the January 18, 1994 Agreement Relating to Platelet Derived Growth Factor, dated January 1, 2000, between ZymoGenetics, Inc. and Novo Nordisk.	(A)

10.25	*	License Agreement, dated December 31, 1998, as amended on February 4, 1999 and October 23, 2000, between ZymoGenetics, Inc. and St. Jude Children’s Research Hospital.	(A)

10.26	*	Option and License Agreement, effective November 10, 2000, as amended effective as of June 16, 2000 and October 20, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.27	*	Cross-License Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S, Enzyme Business.	(A)

10.28	*	Cross-License Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.29	*	Kunitz Protein Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.30	*	Collaborative Development and Marketing Agreement, effective August 30, 2001 by and between ZymoGenetics, Inc. and Ares Trading S.A.	(A)

10.31	*	Collaborative Agreement for IL-21, dated December 14, 2002, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(E)

10.32	*	Exclusive Patent License Agreement, effective December 18, 2002, between ZymoGenetics, Inc. and Aventis Behring GmbH.	(E)

10.33		Series B Preferred Stock Purchase Agreement, dated October 20, 2000, by and among ZymoGenetics, Inc., Novo Nordisk A/S and the other investors listed on Exhibit A thereto.	(A)

10.34		Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, effective as of November 10, 2000.	(A)

10.35

First Amendment to Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, dated as of February 4, 2002.

(C)

10.36		Investors’ Rights Agreement by and among ZymoGenetics, Inc., Novo Nordisk Pharmaceuticals, Inc. and the persons listed on Schedule A thereto, effective as of November 10, 2000.	(A)

10.37		Tax Sharing Agreement, effective October 20, 2000, between ZymoGenetics, Inc. and Novo Nordisk of North America, Inc.	(A)

Exhibit No.		Description
10.38		Office Lease Agreement, dated November 9, 2001, between ZymoGenetics, Inc. and 1144 Eastlake LLC.	(A)
10.39		Lease Agreement, dated October 4, 2002, between ZymoGenetics, Inc. and ARE-1201/1208 Eastlake Avenue, LLC.	(E)
10.40		Amendment No. 2 to Lease Agreement, dated July 19, 2004, between ZymoGenetics, Inc. and ARE-1201/1208 Eastlake Avenue, LLC.	(H)
10.41		Lease Agreement, dated October 4, 2002, between ZymoGenetics, Inc. and ARE-1208 Eastlake Avenue, LLC.	(E)
10.42		Amendment No. 2 to Lease Agreement, dated June 14, 2004, between ZymoGenetics, Inc. and ARE-/1208 Eastlake Avenue, LLC.	(H)
10.43	*	Development and Supply Agreement, dated October 1, 2003, between ZymoGenetics, Inc. and Abbott Laboratories.	(G)
10.44	*	Strategic Alliance Agreement, dated October 12, 2004, between ZymoGenetics, Inc. and Serono S.A.
10.45	*	License Agreement for Recombinant Factor XIII, dated October 4, 2004, among ZymoGenetics, Inc., Novo Nordisk A/S and Novo Nordisk Health Care AG.
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Portions of these exhibits have been omitted based on a grant of confidential treatment from the Securities and Exchange Commission. The omitted portions of these exhibits have been filed separately with the SEC.
(A)	Incorporated by reference to ZymoGenetics Registration Statement on Form S-1 (No. 333-69190) filed on September 10, 2001, as amended.
(B)	Incorporated by reference to ZymoGenetics Annual Report on Form 10-K for the year ended December 31, 2001.
(C)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(D)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(E)	Incorporated by reference to ZymoGenetics Annual Report on Form 10-K for the year ended December 31, 2002.
(F)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(G)	Incorporated by reference to ZymoGenetics Annual Report on Form 10-K for the year ended December 31, 2003.
(H)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(I)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(J)	Incorporated by reference to ZymoGenetics Current Report on Form 8-K dated as of February 3, 2005.

(b)    The exhibits required by this item are listed under item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYMOGENETICS, INC.

Date: March 11, 2005	By:	/s/ BRUCE L.A. CARTER
Bruce L.A. Carter, Ph.D. President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Bruce L.A. Carter and James A. Johnson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE L.A. CARTER Bruce L.A. Carter, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/s/ JAMES A. JOHNSON James A. Johnson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 11, 2005

/s/ GEORGE B. RATHMANN George B. Rathmann, Ph.D.	Chairman of the Board of Directors	March 11, 2005

/s/ DAVID I. HIRSH David I. Hirsh, Ph.D.	Director	March 11, 2005

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 11, 2005

/s/ KURT ANKER NIELSEN Kurt Anker Nielsen	Director	March 11, 2005

/s/ EDWARD E. PENHOET Edward E. Penhoet, Ph.D.	Director	March 11, 2005

/s/ JAMES A. HARPER James A. Harper	Director	March 11, 2005

/s/ LARS REBIEN SØRENSEN Lars Rebien Sørensen	Director	March 11, 2005