Form 10-Q
period 2005-03-31
ZYMOGENETICS INC
filed 2005-05-05
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Common stock outstanding at April 29, 2005: 57,808,556 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2005

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$42,370	$117,308
Short-term investments	257,918	207,690
Receivables
Related party	2,099	2,611
Trade	2,528	2,213
Interest and other receivables	1,492	1,454
Prepaid expenses	3,920	3,234

Total current assets	310,327	334,510
Property and equipment, net	72,103	71,960
Other assets	5,563	5,714

Total assets	$387,993	$412,184

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,027	$3,867
Accrued liabilities	10,362	11,104
Deferred revenue	19,323	22,178

Total current liabilities	33,712	37,149
Lease obligations	66,225	66,085
Deferred revenue	22,818	26,485
Other noncurrent liabilities	3,786	3,915
Commitments and contingencies
Shareholders’ equity
Common stock, no par value, 150,000 shares authorized, 57,757 and 57,574 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	573,405	572,564
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Deferred stock compensation	(1,720)	(2,966)
Accumulated deficit	(308,576)	(289,789)
Accumulated other comprehensive income	(1,657)	(1,259)

Total shareholders’ equity	261,452	278,550

Total liabilities and shareholders’ equity	$387,993	$412,184

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Royalties
Related party	$1,523	$1,592
Other	858	818
Option fees
Related party	1,875	1,875
Other	784	—
License fees and milestone payments
Related party	3,268	1,201
Other	3,647	203

Total revenues	11,955	5,689

Operating expenses
Research and development (includes noncash stock-based compensation expense of $936 and $1,018 in 2005 and 2004, respectively)	24,531	20,081
General and administrative (includes noncash stock-based compensation expense of $309 and $554 in 2005 and 2004, respectively)	5,983	4,489

Total operating expenses	30,514	24,570

Loss from operations	(18,559)	(18,881)
Other income (expense)
Investment income	1,618	1,403
Interest expense	(1,878)	(1,422)
Other, net	32	4

Total other income (expense)	(228)	(15)

Net loss	$(18,787)	$(18,896)

Basic and diluted net loss per share	$(0.33)	$(0.36)

Weighted-average number of shares used in computing basic and diluted net loss per share	57,672	52,701

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(18,787)	$(18,896)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,551	1,214
Net gain on disposition of property and equipment	(25)	—
Noncash stock-based compensation	1,245	1,572
Net realized loss (gain) on short-term investments	224	(163)
Amortization of premium on short-term investments	468	683
Changes in operating assets and liabilities
Receivables	159	1,562
Prepaid expenses and other assets	(535)	(1,938)
Accounts payable	224	(282)
Accrued liabilities	(742)	(1,096)
Deferred revenue	(6,522)	771
Deferred lease obligations	140	11
Other noncurrent liabilities	(129)	306

Net cash used in operating activities	(22,729)	(16,256)

Investing activities
Purchases of property and equipment	(1,853)	(3,132)
Purchases of short-term investments	(97,815)	(145,042)
Proceeds from sale and maturity of short-term investments	46,618	119,353

Net cash used in investing activities	(53,050)	(28,821)

Financing activities
Construction advance from landlord	—	3,875
Proceeds from exercise of stock options	841	1,200

Net cash provided by financing activities	841	5,075

Net decrease in cash and cash equivalents	(74,938)	(40,002)
Cash and cash equivalents at beginning of period	117,308	97,576

Cash and cash equivalents at end of period	$42,370	$57,574

Supplemental disclosures
Cash paid for interest	$1,878	$1,422

Noncash financing activities:
Other non-cash additions to property and equipment	$64	$1,497

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	Basis of presentation

The accompanying unaudited financial statements of ZymoGenetics, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Operating results for such periods are not necessarily indicative of the results that may be expected for the full year or for any future period.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2004.

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

Basic and diluted net loss per share has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded all outstanding options to purchase common stock as such shares are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31 (in thousands, except per share data):

	2005	2004
Net loss	$(18,787)	$(18,896)

Weighted-average shares used in computing basic and diluted net loss per share	57,672	52,701

Basic and diluted net loss per share	$(0.33)	$(0.36)

Antidilutive securities not included in net loss per share calculation:
Options to purchase common stock	11,517	10,285

3.	Short-term investments

Short-term investments consisted of the following at March 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$87,285	$7	$(385)	$86,907
Asset-backed securities	93,408	12	(818)	92,602
U.S. government and agency securities	78,882	2	(475)	78,409

	$259,575	$21	$(1,678)	$257,918

Maturity date:
Less than one year	$184,450			$183,724
Due in 1-3 years	75,125			74,194

	$259,575			$257,918

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

As permitted by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for employee stock option grants and apply the disclosure-only provisions of SFAS 123. Under APB 25, compensation expense is based on the excess, if any, of the estimated fair value of its stock at the date of grant over the exercise price of the option. Deferred compensation is amortized over the vesting period of the individual options, using the straight-line method.

The following table illustrates the effect on net loss and loss per share as if the fair value based method prescribed by SFAS 123 had been applied to all outstanding and unvested awards for the quarter ended March 31 (in thousands, except per share data):

	2005	2004
Net loss, as reported	$(18,787)	$(18,896)
Add: employee stock-based compensation under APB 25 included in reported net loss	1,245	1,572
Deduct: employee stock-based compensation expense determined under the fair value method	(4,761)	(3,653)

Net loss, pro forma	$(22,303)	$(20,977)

Basic and diluted net loss per share, as reported	$(0.33)	$(0.36)

Basic and diluted net loss per share, pro forma	$(0.39)	$(0.40)

5.	Comprehensive loss

Comprehensive loss was $19.2 million and $19.0 million for the three months ended March 31, 2005 and 2004, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term investments. The net change in other comprehensive income as of March 31, 2005 was $398,000 and included an increase in unrealized losses of $622,000, which was partially offset by a reclassification adjustment for realized losses of $224,000.

6.	Reclassification

Certain amounts in the financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no impact on previously reported net loss.

7.	Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 4 to the financial statements). In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS 123(R). In April 2005, the SEC adopted a new rule that amends the compliance date for SFAS 123(R) to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will be required to begin expensing amounts related to employee stock options effective January 1, 2006. The adoption of SFAS 123(R) will have a material impact on our results of operations. We have begun, but not completed, the process of evaluating the option valuation methods and adoption transition alternatives available under SFAS 123(R). Accordingly, we are not able to provide an estimate of the amount by which our net loss will increase after SFAS 123(R) is adopted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” as well as those discussed elsewhere in this report. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

We expect that it will be several years or more before we can generate enough product-related revenues to reach cash flow breakeven. In the interim, revenues from existing relationships will help to defray our expenses, but additional funding will be required, the amount of which could be significant. We may decide to enter into additional product development collaborations, which would reduce our funding requirements. We may also generate funding through licensing of patents that are not relevant to our product development programs.

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

Results of Operations

Revenues

Our revenues generally consist of royalties, option fees, license fees and milestone payments. The recognition of these revenues, in particular license fees and milestone payments, can fluctuate significantly from quarter to quarter. For the year 2005, we continue to expect that our total revenues will slightly exceed those reported for the year 2004.

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 38% of our outstanding common stock, and several other companies. We expect underlying human insulin sales to decrease in 2005 due to patent or license term expiration in certain countries; however the favorable effect of foreign exchange rate differences and certain other factors are expected to result in comparable revenues in 2005. We have opportunities to earn royalties in the future under other existing license agreements, but we cannot be certain when, or if, products will be sold subject to those licenses.

Option fees. We recognized $2.7 million for the quarter ended March 31, 2005 as compared to $1.9 million for the same period in 2004. The increase represents the recognition of deferred revenue related to a strategic alliance with Serono entered into during the fourth quarter in 2004. The remaining $1.9 million recorded in both years represents the quarterly portion of the annual option fee of $7.5 million from Novo Nordisk under an option and license agreement, pursuant to which we have granted an option to license certain rights to proteins that we discover.

License fees and milestone payments. Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. Revenue from license fees and milestone payments increased by $5.5 million for the quarter ended March 31, 2005 compared to the same period in 2004. This was primarily due to a one-time, lump sum license fee received and earned from Eli Lilly and Company for a license to certain Protein

C patents; a milestone payment earned from Novo Nordisk related to IL-20; and the recognition of deferred revenue related to the licenses of rFXIII to Novo Nordisk and certain other proteins to Serono, all of which were entered into during the fourth quarter of 2004.

Expenses

Research and development. Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables, facility costs and contracted services. Research and development expense, net of cost reimbursements, increased by 22% for the quarter ended March 31, 2005 as compared to the same period in 2004. This increase largely resulted from significantly increased activities for the development of our three product candidates undergoing clinical trials, rhThrombin, TACI-Ig and IL-21, primarily in the area of salaries and benefits. We added approximately 45 employees between March 31, 2004 and March 31, 2005 who are focused on product development. In addition, we have experienced a significant increase in consumable costs to supply our recently completed pilot-scale manufacturing facility and establish initial stocks of raw materials. These trends for the three months ended March 31 are shown in the following table (in thousands):

	2005	2004
Salaries and benefits	$10,776	$9,450
Consumables	4,072	1,828
Facility costs	1,617	1,218
Contracted services	6,801	5,925
Depreciation and amortization	1,289	1,010
Noncash stock-based compensation	936	1,018

Subtotal	25,491	20,449
Cost reimbursement from collaborators	(960)	(368)

Net research and development expense	$24,531	$20,081

We anticipate that research and development expense will continue to increase in the foreseeable future as we continue to advance, and potentially expand, our internal product development programs. In 2005, we expect that a number of factors, including the following, will contribute to an increase in research and development expense.

•	costs of expanded clinical trial activity for ongoing product development programs;

•	increased staffing to support expanded and advancing product development programs, particularly in the clinical, medical, regulatory, manufacturing and quality areas; and

•	costs of operating our new pilot-scale manufacturing facility.

Partially offsetting these factors, we have shifted the manufacture of rhThrombin registration lots from late 2005 to early 2006, thus deferring significant contract expenses. For the full year 2005, we continue to expect that our research and development expenses will increase by less than 10% compared to 2004.

General and administrative. General and administrative expense consists primarily of salaries and benefit expenses, professional fees and other corporate costs. In 2004, we reclassified all patent related costs to general and administrative expenses from research and development expenses in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Expense increased 33% for the quarter ended March 31, 2005 as compared to the same period in 2004, primarily due to an increase in strategic marketing activities in support of our product development programs, especially rhThrombin. General increases in headcounts costs and professional fees, including audit fees, also contributed to the increase. We anticipate that our general and administrative requirements will increase to support our development programs as they advance towards commercialization. For the full year 2005, we continue to expect an increase in general and administrative expense of up to 25% as compared to 2004.

Noncash stock-based compensation. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 4 to the financial statements). SFAS 123(R) will become effective for fiscal years beginning after June 15, 2005. Accordingly, we will be required to begin expensing amounts related to employee stock options effective January 1, 2006. The adoption of SFAS 123(R) will have a material impact on our results of operations. We have begun, but not completed, the process of evaluating the option valuation methods and adoption transition alternatives available under SFAS 123(R). Accordingly, we are not able to provide an estimate of the amount by which our net loss will increase after SFAS 123(R) is adopted.

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: amount of cash reserves invested, the effective interest rate, and the amount of gains or losses recognized. The following table shows how each of these factors affected investment income for the three months ended March 31 (in thousands):

	2005	2004
Weighted average amount of cash reserves	$308,463	$287,069
Effective quarterly interest rate	0.60%	0.43%

Investment income before gains and losses	1,842	1,240
Net realized gains (losses) on short-term investments	(224)	163

Investment income, as reported	$1,618	$1,403

Interest Expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense in the first quarter of 2005 increased to $1.9 million, from $1.4 million in the first quarter of 2004. This increase resulted from the increase in our lease obligations by approximately $15 million upon completion of our facility expansion project in mid-2004.

Liquidity and Capital Resources

As of March 31, 2005, we had cash, cash equivalents and short-term investments of $300.3 million, which we intend to use to fund our operations and capital expenditures over the next several years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We currently expect to use up to $65 million of our cash reserves to fund our operations and capital expenditures in the last nine months of 2005. We believe that our existing cash resources should provide sufficient funding through late 2007. If we complete additional collaborative development transactions, which would generate both revenues and cost reductions, we believe that these cash resources may fund our company for a longer period of time.

Cash flows from operating activities. The amount of cash used to fund our operating activities generally tracks our net losses, with the following exceptions:

•	noncash expenses, such as depreciation and amortization, gain or loss on sale or disposal of assets, and noncash stock-based compensation, which do not result in uses of cash;

•	net realized gains and losses and amortization of premium on short-term investments, which are reflected as sources of cash from investing activities upon maturity or sale of the respective investments;

•	changes in receivables, which generally represent temporary timing differences between the recognition of certain revenues and the subsequent receipt of cash payments;

•	changes in deferred revenue, which reflect the difference in timing between the receipt of cash from option fees, license fees and other upfront payments and the subsequent recognition of these amounts as revenue over the period we are contractually required to provide other rights or services that represent continuing obligations; and

•	changes in other assets and liabilities, which generally represent temporary timing differences between the recognition of certain expenses and their payment.

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, in 2004 upon the execution of a strategic alliance agreement with Serono and a license agreement with Novo Nordisk, we recorded $36.2 million of deferred revenue, which will be recognized as revenue over the next approximately five years. The recognition of deferred revenue from these and other transactions caused our cash used in operating activities for the period ended March 31, 2005 to be $6.5 million greater than our net loss for this period in 2004. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

Cash flows from investing activities. Our most significant use of cash in investing activities is for capital expenditures. We expend a certain amount each year on routine items to maintain the effectiveness of our business, e.g., to adopt newly developed technologies, expand into new functional areas, adapt our facilities to changing needs and/or replace obsolete assets. In addition, we have used cash to purchase land and expand our facilities. The following table shows the amount of cash going toward each of these types of capital expenditures for the three months ended March 31 (in thousands):

	2005	2004
Routine equipment/facility expenditures	$1,718	$622
Expansion of R&D facility, including pilot scale manufacturing plant	135	2,510

Total	$1,853	$3,132

The R&D facility expansion project was partially funded by an allowance from our landlord, which is reflected as cash flow from financing activities. The project began in April 2003 and construction was completed in mid-2004. We expect to spend approximately $6 million to $8 million in 2005 on routine capital equipment and facility projects.

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

Cash flows from financing activities. As part of the agreement for the expansion of our R&D facility, our landlord provided us an allowance of approximately $15 million to be applied toward the cost of this project. We received $3.9 million of this amount in the first quarter of 2004.

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

Contractual Obligations

At March 31, 2005 we are contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$128,425	$7,166	$15,092	$16,168	$89,999
Operating leases	8,542	1,184	2,449	2,516	2,393
Development contracts	16,556	15,032	1,524	—	—

Total	$153,523	$23,382	$19,065	$18,684	$92,392

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

Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price

A summary of important factors that may affect our business, our results of operations and our stock price follows. You should refer to our Annual Report or Form 10-K for the year ended December 31, 2004 for a more thorough discussion of these factors. The risks and uncertainties identified below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the risks identified in the factors below actually occur, our business, financial condition and operating results could be materially adversely affected.

Product Development Risks

•	We have limited experience in developing products.

•	Any failure or delay in commencing or completing clinical trials for product candidates could severely harm our business.

•	Clinical trials may fail to demonstrate the safety and effectiveness of our product candidates, which could prevent or significantly delay their regulatory approval.

•	We may be unable to satisfy the rigorous government regulations relating to the development and commercialization of our product candidates.

•	Because we currently have only limited capabilities to manufacture materials for clinical trials and no capability for commercial scale manufacturing, we will have to rely on third parties to manufacture our potential products, and we may be unable to obtain required quantities in a timely manner or on acceptable terms, if at all.

•	We may not be successful in developing internal manufacturing capabilities or complying with applicable manufacturing regulations.

•	Because we will depend on third parties to conduct laboratory tests and clinical trials, we may encounter delays in or lose some control over our efforts to develop product candidates.

•	Because we currently have no sales capabilities and limited marketing capabilities, we may be unable to successfully commercialize our potential products.

Technological Risks

•	Our bioinformatics-based discovery strategy is unproven, and genes or proteins we have discovered may have no commercial value.

•	The availability of novel genomic data continues to decrease, which negatively affects our ability to discover entirely novel therapeutic proteins.

Intellectual Property Risks

•	Our patent applications may not result in issued patents, and our competitors may commercialize the discoveries we attempt to patent.

•	Third parties may infringe our patents or challenge their validity or enforceability.

•	We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.

•	Issued patents may not provide us with any competitive advantage or provide meaningful protection against competitors.

•	The patent field relating to therapeutic protein-based products is subject to a great deal of uncertainty, and if patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize products based on proteins that we discovered.

•	We expect to incur significant expenses in applying for patent protection and prosecuting our patent applications.

•	We may be unable to protect our unpatented proprietary technology and information.

General Business Risks

•	Our plan to use collaborations to leverage our capabilities may not be successful.

•	We may not be able to generate any revenue from product candidates developed by collaborators or licensees if they are unable to successfully develop those candidates.

•	Novo Nordisk and Serono have substantial rights to license proteins we discover, which may limit our ability to pursue other collaboration or licensing arrangements or maximize the benefit from our discoveries.

•	Environmental and health and safety laws may result in liabilities, expenses and restrictions on our operations.

Financial and Market Risks

•	We anticipate incurring additional losses and may not achieve profitability.

•	If we do not obtain substantial additional funding on acceptable terms, we may not be able to continue to grow our business or generate enough revenue to recover our investment in research and development.

•	Our operating results are subject to fluctuations that may cause our stock price to decline.

Industry Risks

•	Many of our competitors have substantially greater capabilities and resources than we do and may be able to develop and commercialize products before we do.

•	Our product candidates, even if approved by the FDA or foreign regulatory agencies, may not achieve market acceptance among hospitals, insurers or patients.

•	If the health care system, reimbursement policies or any other health care related regulations change, the prices of our potential products may fall or our potential sales may decline.

•	Negative public opinion and increased regulatory scrutiny of genetic and clinical research may limit our ability to conduct our business.

•	The failure to attract or retain key management or other personnel could decrease our ability to discover, develop and commercialize potential products.

•	We may be required to defend lawsuits or pay damages in connection with alleged or actual harm caused by our product candidates.

Other Risks

•	Our stock price may be volatile.

•	Certain of our shareholders have significant control of our management and affairs, which they could exercise against other shareholders’ best interests.

•	Provisions in our charter documents could prevent or frustrate any attempts to replace our current board of directors or management by shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, commercial paper and money market funds. Due to the nature of our short-term investments, all of which mature within three years, we believe that we are not subject to any material market risk exposure. We have no material foreign currency exposure, nor do we hold derivative financial instruments.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b)	Use of Proceeds from Sale of Registered Securities

Our Registration Statement under the Securities Act of 1933 (File No. 333-69190) relating to our initial public offering, was declared effective by the SEC on January 31, 2002. From the effective date of the offering through March 31, 2005, we have invested the net proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 6.	Exhibits

Exhibit Number
10.1	Amended and Restated Employment Agreement, dated February 3, 2005, between ZymoGenetics, Inc. and Bruce L.A. Carter, Ph.D. (Incorporated by reference to ZymoGenetics Current Report on Form 8-K dated as of February 3, 2005.).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date:	May 5, 2005	By:	/s/ James A. Johnson
James A. Johnson Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)