Form 10-Q
period 2005-06-30
ZYMOGENETICS INC
filed 2005-07-28
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Common stock outstanding at July 22, 2005: 58,012,804 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2005

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$53,737	$117,308
Short-term investments	221,353	207,690
Receivables
Related party	1,312	2,612
Trade	2,330	2,213
Interest and other receivables	1,088	1,453
Prepaid expenses	3,222	3,234

Total current assets	283,042	334,510
Property and equipment, net	71,508	71,960
Other assets	6,064	5,714

Total assets	$360,614	$412,184

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,919	$3,867
Accrued liabilities	9,796	11,104
Deferred revenue	16,668	22,178

Total current liabilities	30,383	37,149
Lease obligations	66,365	66,085
Deferred revenue	19,903	26,485
Other noncurrent liabilities	3,817	3,915
Commitments and contingencies
Shareholders’ equity
Common stock, no par value, 150,000 shares authorized, 57,926 and 57,574 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	574,201	572,564
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Deferred stock compensation	(758)	(2,966)
Accumulated deficit	(332,380)	(289,789)
Accumulated other comprehensive loss	(917)	(1,259)

Total shareholders’ equity	240,146	278,550

Total liabilities and shareholders’ equity	$360,614	$412,184

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Royalties
Related party	$874	$1,594	$2,397	$3,187
Other	963	770	1,821	1,587
Option fee
Related party	1,875	1,875	3,750	3,750
Other	784	—	1,569	—
License fees and milestone payments
Related party	2,270	1,200	5,538	2,401
Other	1,249	2,914	4,895	3,117

Total revenues	8,015	8,353	19,970	14,042

Operating expenses
Research and development (includes noncash stock-based compensation expense of $812, $1,627, $1,748 and $2,645, respectively)	25,888	24,473	50,419	44,554
General and administrative (includes noncash stock-based compensation expense of $142, $3,133, $452 and $3,687, respectively)	5,861	7,593	11,845	12,082

Total operating expenses	31,749	32,066	62,264	56,636

Loss from operations	(23,734)	(23,713)	(42,294)	(42,594)
Other income (expense)
Investment income	1,831	948	3,449	2,350
Interest expense	(1,895)	(1,674)	(3,773)	(3,096)
Other, net	(5)	(27)	27	(23)

Total other expense	(69)	(753)	(297)	(769)

Net loss	$(23,803)	$(24,466)	$(42,591)	$(43,363)

Basic and diluted net loss per share	$(0.41)	$(0.46)	$(0.74)	$(0.82)

Weighted-average number of shares used in computing net loss per share	57,855	53,207	57,764	52,954

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net loss	$(42,591)	$(43,363)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,134	2,568
Net gain on disposition of property and equipment	(29)	(1)
Noncash milestone revenue	(500)	—
Noncash stock-based compensation	2,200	6,332
Net realized loss (gain) on short-term investments	380	(5)
Amortization of premium on short-term investments	778	1,489
Changes in operating assets and liabilities
Receivables	1,548	(140)
Prepaid expenses and other assets	161	(1,680)
Accounts payable	464	(150)
Accrued liabilities	(1,308)	877
Deferred revenue	(12,092)	(256)
Deferred lease obligations	280	30
Other noncurrent liabilities	(97)	467

Net cash used in operating activities	(47,672)	(33,832)

Investing activities
Purchases of property and equipment	(3,065)	(10,295)
Purchases of short-term investments	(163,082)	(177,508)
Proceeds from sale of property and equipment	—	5
Proceeds from sale and maturity of short-term investments	148,603	172,335

Net cash used in investing activities	(17,544)	(15,463)

Financing activities
Net proceeds from issuance of common stock	—	10,266
Construction advance from landlord	—	6,943
Proceeds from exercise of stock options	1,645	2,039

Net cash provided by financing activities	1,645	19,248

Net decrease in cash and cash equivalents	(63,571)	(30,047)
Cash and cash equivalents at beginning of period	117,308	97,576

Cash and cash equivalents at end of period	$53,737	$67,529

Supplemental disclosures
Cash paid for interest	$3,773	$3,097

Noncash financing activities:
Other non-cash additions (reductions) to property and equipment	$412	$(1,028)

Non-cash settlement of notes receivable	$—	$725

Non-cash settlement of interest receivable	$—	$22

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(23,803)	$(24,466)	$(42,591)	$(43,363)

Weighted-average shares used in computing basic and diluted net loss per share	57,855	53,207	57,764	52,954

Basic and diluted net loss per share	$(0.41)	$(0.46)	$(0.74)	$(0.82)

Antidilutive securities not included in net loss per share calculation:
Options to purchase common stock	11,670	10,320	11,670	10,320

3.	Short-term investments

Short-term investments consisted of the following at June 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$51,157	$12	$(266)	$50,903
Asset-backed securities	109,761	57	(509)	109,309
U.S. government and agency securities	61,352	7	(218)	61,141

	$222,270	$76	$(993)	$221,353

Maturity date:
Less than one year	$124,757			$124,273
Due in 1-3 years	97,513			97,080

	$222,270			$221,353

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method prescribed by SFAS 123 had been applied to all outstanding and unvested awards for the three and six-month periods ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2003
Net loss as reported	$(23,803)	$(24,466)	$(42,591)	$(43,363)
Add: employee stock-based compensation under APB 25 included in reported net loss	954	1,534	2,200	3,106
Add: employee stock-based compensation related to the repayment of loans to purchase common stock included in reported net loss	—	3,226	—	3,226
Deduct: employee stock-based compensation expense determined under the fair value method	(4,778)	(4,044)	(9,540)	(7,696)

Net loss attributable to common shareholders, pro forma	$(27,627)	$(23,750)	$(49,931)	$(44,727)

Basic and diluted net loss per share, as reported	$(0.41)	$(0.46)	$(0.74)	$(0.82)

Basic and diluted net loss per share, pro forma	$(0.48)	$(0.45)	$(0.86)	$(0.84)

5.	Comprehensive loss

For the three and six months ended June 30, 2005, total comprehensive loss was $23.1 million and $42.2 million, respectively. For the three and six months ended June 30, 2004, total comprehensive loss was $26.1 million and $45.1 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term investments. The net change in accumulated other comprehensive loss for the six months ended June 30, 2005 was $342,000, reflecting a decrease in net unrealized losses on short-term investments due to decreasing interest rates.

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

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections-a replacement of APB No.20 and FAS No.3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the provisions of this statement effective January 1, 2006.

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

Business Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing therapeutic protein based products for the treatment of human diseases. The process for taking one of our discoveries to the marketplace is long, complex and very costly. It is difficult to predict the time and expenditures it would take to commercialize any given product candidate, but it would not be unusual to span ten years or more and cost hundreds of millions of dollars. It is also a business of attrition; it is expected that, for the industry as a whole, less than 20% of the drug candidates entering human clinical trials will actually make it to the marketplace. For the products that do make it, particularly for those that address previously unmet medical needs, the markets can be significant, with a number of successful products selling in excess of $1 billion per year.

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

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 38% of our outstanding common stock, and several other companies. Royalties generated from underlying human insulin sales have decreased in 2005 to $736,000 and $2.0 million for the three and six-month periods ended June 30, 2005, respectively, as compared to $1.3 million and $2.7 million for the corresponding periods in 2004, due to patent expirations in certain countries and unfavorable changes in foreign exchange rates. We expect this trend to continue, and expect total 2005 royalty revenue to be in the range of $7 million to $8 million. We have opportunities to earn royalties in the future under other existing license agreements, but we cannot be certain when, or if, products will be sold subject to those licenses.

Option fees. We recognized $2.7 million and $5.3 million for the three and six-month periods ended June 30, 2005 as compared to $1.9 million and $3.8 million for the corresponding periods in 2004. The increases represent the recognition of deferred revenue related to a strategic alliance with Serono entered into during the fourth quarter of 2004. The $1.9 million related-party option fee per quarter recorded in both years represents the annual option fee of $7.5 million from Novo Nordisk under an option and license agreement, pursuant to which we have granted an option to license certain rights to proteins that we discover.

License fees and milestone payments. Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. Revenue from license fees and milestone payments decreased by $595,000 for the quarter ended June 30, 2005 compared to the corresponding period in 2004, but has increased by $4.9 million for the six-month period ended June 30, 2005 compared to the corresponding period in 2004. This increase was primarily due to a one-time, lump sum license fee received and earned from Eli Lilly and Company in the first quarter of 2005 for a license to certain Protein C patents, and the recognition of deferred revenue related to the licenses of rFXIII to Novo Nordisk and certain other proteins to Serono, all of which were entered into during the fourth quarter of 2004. The decrease in this revenue item for the quarter ended June 30, 2005 was attributable to an upfront payment from a license agreement with Amgen, Inc. that was recognized as revenue in the quarter ended June 30, 2004. From period to period, this revenue item can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. Although this revenue item increased for the first six-months of 2005, we cannot be certain this trend will continue for the remainder of 2005 and beyond due to the uncertain nature of the events generating the revenue.

Expenses

Research and development. Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables, facility costs and contracted services. Research and development expense, net of cost reimbursements, increased by 6% and 13% for the three and six-month periods ended June 30, 2005 as compared to the corresponding periods in 2004. The increases largely resulted from significantly increased activities for the development of our three product candidates undergoing clinical trials, rhThrombin, TACI-Ig and IL-21. The addition of approximately 50 employees between June 30, 2004 and June 30, 2005 who are focused on product development led to higher salaries and benefits costs. In addition, we have experienced a significant increase in consumable costs to supply our recently completed pilot-scale manufacturing facility and establish initial stocks of raw materials. These trends for the three and six-month periods ended June 30 are shown in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Salaries and benefits	$11,102	$9,576	$21,876	$19,027
Consumables	3,028	2,324	7,101	4,152
Facility costs	1,495	1,451	3,112	2,669
Contracted services	9,133	8,676	15,935	14,601
Depreciation and amortization	1,279	1,141	2,568	2,150
Noncash stock-based compensation	812	1,627	1,748	2,645

Subtotal	26,849	24,795	52,340	45,244
Cost reimbursement from collaborators	(961)	(322)	(1,921)	(690)

Net research and development expense	$25,888	$24,473	$50,419	$44,554

We anticipate that research and development expense will continue to increase in the foreseeable future as we continue to advance, and potentially expand, our internal product development programs. In 2005, we expect that a number of factors, including the following, will contribute to an increase in research and development expense.

•	costs of expanded clinical trial activity for ongoing product development programs;

•	increased staffing to support the expansion and advancement of product development programs, particularly in the clinical, medical, regulatory, manufacturing and quality areas; and

•	costs of operating our new pilot-scale manufacturing facility.

Partially offsetting these factors, we have shifted the manufacture of rhThrombin registration lots from late 2005 to early 2006, thus deferring significant contract expenses. For the full year 2005, we continue to expect that our research and development expenses will increase by less than 10% compared to 2004.

General and administrative. General and administrative expense consists primarily of salaries and benefit expenses, professional fees and other corporate costs. Expense decreased 23% for the quarter ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to a decrease in noncash stock-based compensation of $3.0 million. In the second quarter of 2004, we recorded a one-time compensation expense charge of $3.2 million related to the repayment of loans by certain executives with shares of common stock originally purchased with the loan proceeds. Excluding this charge, general and administrative expense increased in both the three and six-month periods. A significant part of the increases related to increased strategic marketing activities in support of our product development programs, especially rhThrombin. General increases in headcount costs and professional fees also contributed to the increases. We anticipate that our general and administrative requirements will increase to support our development programs as they advance towards commercialization. For the full year 2005, we continue to expect an increase in general and administrative expense, exclusive of noncash stock-based compensation, of up to 25% as compared to 2004.

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

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: amount of cash reserves invested, the effective interest rate, and the amount of gains or losses recognized. Investment income increased significantly for the three and six-month periods ended June 30, 2005 as compared to the corresponding periods in 2004, largely due to increases in the effective interest rate realized. The following table shows how each of these factors affected investment income for the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average amount of cash reserves	$282,785	$273,213	$295,624	$280,141
Effective interest rate	0.70%	0.40%	1.30%	0.84%

Investment income before gains and losses	1,988	1,105	3,829	2,345
Net gains (losses) on sales of investments	(157)	(157)	(380)	5

Investment income, as reported	$1,831	$948	$3,449	$2,350

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense increased to $1.9 million and $3.8 million for the three and six-month periods ended June 30, 2005 as compared to $1.7 million and $3.1 million for the corresponding periods in 2004. The increases resulted from the increase in our lease obligations by approximately $15 million upon completion of our facility expansion project in mid-2004.

Liquidity and Capital Resources

As of June 30, 2005, we had cash, cash equivalents and short-term investments of $275.1 million, which we intend to use to fund our operations and capital expenditures over the next several years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources should provide sufficient funding through late 2007. If we complete additional collaborative development transactions, which would generate both revenues and cost reductions, we believe that these cash resources may fund our company for a longer period of time.

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

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, in 2004 upon the execution of a strategic alliance agreement with Serono and a license agreement with Novo Nordisk, we recorded $36.2 million of deferred revenue, which will be recognized as revenue over the next approximately five years. For the six months ended June 30, 2005, we recognized $12.1 million of deferred revenue from these and other transactions causing our cash used in operating activities to be higher than our corresponding net loss. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

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

	2005	2004
Routine equipment/facility expenditures	$2,677	$2,012
Expansion of R&D facility, including pilot scale manufacturing plant	388	8,283

Total	$3,065	$10,295

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

Cash flows from financing activities. In May 2004, we entered into a stock purchase agreement with Amgen, Inc. under which they agreed to purchase 624,337 shares of our common stock. We received net proceeds of approximately $10 million. As part of the agreement for the expansion of our R&D facility, our landlord provided us an allowance of approximately $15 million to be applied toward the cost of this project. We received $6.9 million through the quarter ended June 2004, which represented the final installment of construction advance payments from our landlord.

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

Contractual Obligations

At June 30, 2005 we are contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$126,664	$7,227	$15,222	$16,307	$87,908
Operating leases	8,246	1,186	2,464	2,529	2,067
Development contracts	13,559	12,344	1,215	—	—

Total	$148,469	$20,757	$18,901	$18,836	$89,975

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b)	Use of Proceeds from Sale of Registered Securities

Our Registration Statement under the Securities Act of 1933 (File No. 333-69190) relating to our initial public offering, was declared effective by the SEC on January 31, 2002. From the effective date of the offering through June 30, 2005, we have invested the net proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on June 10, 2005. Of the 57,808,556 shares of common stock outstanding as of the record date of the annual meeting, 54,411,605 shares, or 94.1% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy. One proposal was submitted to our shareholders and approved at the annual meeting, as follows:

Election of Directors. Jonathan S. Leff, George B. Rathmann, Ph.D. and Lars Rebien Sørensen were elected to serve as members of the board of directors, each with terms expiring in 2008. James A. Harper and David H. MacCallum were elected to serve as members of the board of directors, with terms expiring in 2007 and 2006, respectively. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

Name	Votes For	Votes Withheld
Jonathan S. Leff	52,876,533	1,535,072
George B. Rathmann, Ph.D.	50,919,117	3,492,488
Lars Rebien Sørensen	51,023,978	3,387,627
James A. Harper	52,922,259	1,489,346
David H. MacCallum	52,922,273	1,489,332

David I. Hirsh, Ph.D., Kurt Anker Nielsen, Bruce L.A. Carter, Ph.D. and Edward E. Penhoet, Ph.D. had continuing terms as directors.

Item 6.	Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date:	July 28, 2005	By:	/s/ James A. Johnson
James A. Johnson Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)