Form 10-Q
period 2005-09-30
ZYMOGENETICS INC
filed 2005-11-03
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at October 28, 2005: 65,629,048 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2005

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$170,010	$117,308
Short-term investments	208,049	207,690
Receivables
Related party	152	2,612
Trade	1,634	2,213
Interest and other receivables	1,610	1,453
Prepaid expenses	2,679	3,234

Total current assets	384,134	334,510
Property and equipment, net	71,099	71,960
Other assets	6,135	5,714

Total assets	$461,368	$412,184

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,839	$3,867
Accrued liabilities	9,855	11,104
Deferred revenue	12,501	22,178

Total current liabilities	25,195	37,149
Lease obligations	66,504	66,085
Deferred revenue	18,486	26,485
Other noncurrent liabilities	3,966	3,915
Commitments and contingencies
Shareholders’ equity
Common stock, no par value, 150,000 shares authorized, 65,595 and 57,574 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	701,581	572,564
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Deferred stock compensation	(221)	(2,966)
Accumulated deficit	(352,731)	(289,789)
Accumulated other comprehensive loss	(1,412)	(1,259)

Total shareholders’ equity	347,217	278,550

Total liabilities and shareholders’ equity	$461,368	$412,184

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Royalties
Related party	$732	$2,567	$3,129	$5,753
Other	932	841	2,753	2,428
Option fee
Related party	1,875	1,875	5,625	5,625
Other	784	—	2,353	—
License fees and milestone payments
Related party	2,268	6,450	7,805	8,851
Other	907	203	5,802	3,320

Total revenues	7,498	11,936	27,467	25,977

Operating expenses
Research and development (includes noncash stock-based compensation expense of $477, $1,162, $2,224 and $3,807, respectively)	22,979	28,125	73,398	72,678
General and administrative (includes noncash stock-based compensation expense of $50, $328, $502 and $4,015, respectively)	5,646	5,086	17,490	17,168

Total operating expenses	28,625	33,211	90,888	89,846

Loss from operations	(21,127)	(21,275)	(63,421)	(63,869)
Other income (expense)
Investment income	2,671	1,150	6,120	3,501
Interest expense	(1,895)	(1,882)	(5,668)	(4,979)
Other, net	—	5	27	(18)

Net other income (expense)	776	(727)	479	(1,496)

Net loss	$(20,351)	$(22,002)	$(62,942)	$(65,365)

Basic and diluted net loss per share	$(0.33)	$(0.41)	$(1.06)	$(1.23)

Weighted-average number of shares used in computing net loss per share	62,371	53,762	59,317	53,225

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(62,942)	$(65,365)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,720	4,003
Net (gain) loss on disposition of property and equipment	(29)	6
Noncash milestone revenue	(500)	—
Noncash stock-based compensation	2,726	7,822
Net realized loss on short-term investments	446	28
Amortization of premium on short-term investments	960	2,100
Changes in operating assets and liabilities
Receivables	2,882	(326)
Prepaid expenses and other assets	634	(1,160)
Accounts payable	(565)	994
Accrued liabilities	(1,249)	4,444
Deferred revenue	(17,676)	(5,785)
Deferred lease obligations	419	454
Other noncurrent liabilities	51	239

Net cash used in operating activities	(70,123)	(52,546)

Investing activities
Purchases of property and equipment	(4,297)	(13,428)
Purchases of short-term investments	(206,582)	(206,074)
Proceeds from sale of property and equipment	4	23
Proceeds from sale and maturity of short-term investments	204,665	187,141

Net cash used in investing activities	(6,210)	(32,338)

Financing activities
Net proceeds from issuance of common stock	126,614	10,215
Construction advance from landlord	—	6,943
Proceeds from exercise of stock options	2,421	3,114

Net cash provided by financing activities	129,035	20,272

Net increase (decrease) in cash and cash equivalents	52,702	(64,612)
Cash and cash equivalents at beginning of period	117,308	97,576

Cash and cash equivalents at end of period	$170,010	$32,964

Supplemental disclosures
Cash paid for interest	$5,668	$4,979

Noncash financing activities:
Other noncash reductions to property and equipment, net	$463	$1,847

Noncash settlement of notes receivable	$—	$725

Noncash settlement of interest receivable	$—	$22

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(20,351)	$(22,002)	$(62,942)	$(65,365)

Weighted-average shares used in computing basic and diluted net loss per share	62,371	53,762	59,317	53,225

Basic and diluted net loss per share	$(0.33)	$(0.41)	$(1.06)	$(1.23)

Antidilutive securities not included in net loss per share calculation:
Options to purchase common stock	11,831	10,308	11,831	10,308

3.	Short-term investments

Short-term investments consisted of the following at September 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gain		Gross Unrealized Loss	Estimated Fair Value
Type of security:
Commercial paper and money market	$5,485	$		$(34)	$5,451
Corporate debt securities	56,539		5	(317)	56,227
Asset-backed securities	108,456		12	(787)	107,681
U.S. government and agency securities	37,981			(289)	37,692
Foreign government securities	1,000			(2)	998

	$209,461		$17	$(1,429)	$208,049

Maturity date:
Less than one year	$107,592				$107,117
Due in 1-3 years	101,869				100,932

	$209,461				$208,049

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

The following table illustrates the effect on net loss and loss per share as if the fair value based method prescribed by SFAS 123 had been applied to all outstanding and unvested awards for the three and nine-month periods ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(20,351)	$(22,002)	$(62,942)	$(65,365)
Add: employee stock-based compensation under APB 25 included in reported net loss	527	1,490	2,726	4,596
Add: employee stock-based compensation related to the repayment of loans to purchase common stock included in reported net loss	—	—	—	3,226
Deduct: employee stock-based compensation expense determined under the fair value method	(4,578)	(3,932)	(14,117)	(11,629)

Net loss, pro forma	$(24,402)	$(24,444)	$(74,333)	$(69,172)

Basic and diluted net loss per share, as reported	$(0.33)	$(0.41)	$(1.06)	$(1.23)

Basic and diluted net loss per share, pro forma	$(0.39)	$(0.45)	$(1.25)	$(1.30)

5.	Comprehensive loss

For the three and nine months ended September 30, 2005, total comprehensive loss was $20.8 million and $63.1 million, respectively. For the three and nine months ended September 30, 2004, total comprehensive loss was $21.7 million and $66.8 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term investments. The net change in accumulated other comprehensive loss for the nine months ended September 30, 2005 was $153,000, reflecting a increase in net unrealized losses on short-term investments due to increasing interest rates.

6.	Financing transaction

In August 2005, the Company issued 7.5 million shares of common stock, raising net proceeds of $126.6 million.

7.	Reclassification

Certain amounts in the financial statements have been reclassified to conform to the current period’s presentation. The reclassifications had no impact on net loss, shareholders’ equity or cash flows as previously reported.

8.	Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 4 to the financial statements). In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS 123(R). In April 2005, the SEC adopted a new rule that amends the compliance date for SFAS 123(R) to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will be required to begin expensing amounts related to employee stock options effective January 1, 2006. The adoption of SFAS 123(R) will have a material impact on the Company’s results of operations. The process of evaluating the option valuation methods and adoption transition alternatives available under SFAS 123(R) has begun, but is not completed. Accordingly, the Company is not able to provide an estimate of the amount by which its net loss will increase after SFAS 123(R) is adopted.

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

It is likely that we will continue to look for opportunities to raise equity capital as a primary means of funding our company over the next several years. The equity markets for biotechnology stocks have tended to experience long cycles during which the sale of equity securities has been extremely difficult. It is not possible to predict the timing or length of these cycles. As a result, many biotechnology companies, including ours, have adopted an opportunistic strategy of raising equity capital when it is available. We believe this strategy is important to minimizing the financial risks to our company and our shareholders. Consistent with our strategy, in August 2005, we issued 7.5 million shares of common stock raising net proceeds of $126.6 million.

Results of Operations

Revenues

Our revenues consist of royalties, option fees, license fees and milestone payments. The recognition of these revenues, in particular license fees and milestone payments, can fluctuate significantly from quarter to quarter. For the year 2005, we continue to expect that our total revenues will slightly exceed those reported for the year 2004. However, certain milestones could be achieved by licensees in the fourth quarter of 2005 that would result in our total revenues increasing by up to 20% for the full year.

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 33% of our outstanding common stock, and several other companies. Royalties generated from underlying human insulin sales have decreased in 2005 to $667,000 and $2.7 million for the three and nine-month periods ended September 30, 2005, respectively, as compared to $2.1 million and $4.9 million for the corresponding periods in 2004, due to patent expirations in certain countries and unfavorable changes in foreign exchange rates. We expect this trend to continue, and expect total 2005 royalty revenue to be in the range of $7 million to $8 million. We have opportunities to earn royalties in the future under other existing license agreements, but we cannot be certain when, or if, products will be sold subject to those licenses.

Option fees. We recognized $2.7 million and $8.0 million of option fee revenues for the three and nine-month periods ended September 30, 2005, respectively, as compared to $1.9 million and $5.6 million for the corresponding periods in 2004. The increases represent the recognition of deferred revenue related to a strategic alliance with Serono entered into during the fourth quarter of 2004. The $1.9 million per quarter recorded in both years represents the annual option fee of $7.5 million from Novo Nordisk under an option and license agreement, pursuant to which we have granted an option to license certain rights to proteins that we discover. We will receive the final payment under the agreement in November 2005.

License fees and milestone payments. Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development related milestones. The decrease of $3.5 million for the quarter ended September 30, 2005, as compared to the corresponding period in 2004, is primarily due to the recognition of revenue for several milestone payments earned in the prior year period. The effect of this decline in milestone revenue was partially offset by the recognition of deferred revenue related to the licenses of rFXIII to Novo Nordisk and certain other proteins to Serono, all of which were entered into during the fourth quarter of 2004.

The increase for the nine-month period ended September 30, 2005, as compared to the nine-month period in 2004, is primarily due to a one-time, lump sum license fee received and earned from Eli Lilly and Company in the first quarter of 2005 for a license to certain Protein C patents, and the recognition of deferred revenue related to the Novo Nordisk and Serono licenses. This increase was partially offset by the decline in milestone payments described above.

Expenses

Research and development. Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables, facility costs and contracted services. Research and development expense, net of cost reimbursements, decreased by 18% for the quarter ended September 30, 2005 compared to the corresponding quarter in 2004, but has increased 1% for the nine-month period ended September 30, 2005 as compared to the corresponding period in 2004. The decrease for the three-month period largely resulted from a significant reduction in rhThrombin contract manufacturing costs. In the third quarter of 2004, there was an ongoing campaign to adapt the manufacturing process to commercial scale and supply product for Phase 3 clinical testing. The next rhThrombin manufacturing campaign, in support of the planned product license application and commercial launch, is not scheduled to begin until late 2005. The addition of approximately 50 employees between September 30, 2004 and September 30, 2005 who are focused on product development led to higher salaries and benefits costs for both the three and nine-month periods. In addition, we have experienced a significant increase in consumable costs in the nine-month period to supply our recently completed pilot-scale manufacturing facility. These trends are shown in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Salaries and benefits	$11,040	$9,593	$32,917	$28,619
Consumables	2,685	2,601	9,785	6,752
Facility costs	1,570	1,442	4,682	4,111
Contracted services	6,604	12,629	22,539	27,231
Depreciation and amortization	1,295	1,241	3,864	3,391
Noncash stock-based compensation	477	1,162	2,224	3,807

Subtotal	23,671	28,668	76,011	73,911
Cost reimbursement from collaborators	(692)	(543)	(2,613)	(1,233)

Net research and development expense	$22,979	$28,125	$73,398	$72,678

We anticipate that research and development expense will increase in the foreseeable future as we continue to advance, and potentially expand, our internal product development programs. For the full year 2005, we expect that our research and development expenses will increase by less than 10% compared to 2004.

General and administrative. General and administrative expense consists primarily of salaries and benefit expenses, professional fees and other corporate costs. Expense increased 11% and 2% for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding periods in 2004. The increases were primarily due to increased head count and external costs partially offset by a decrease in noncash stock-based compensation. A significant part of the expense increases related to increased strategic marketing activities in support of our product development programs, especially rhThrombin. General increases in headcount costs and professional fees also contributed to the expense increases. We anticipate that our general and administrative requirements will continue to increase to support our development programs as they advance towards commercialization. For the full year 2005, we expect an increase in general and administrative expense; however, net of the decline in noncash stock-based compensation, 2005 expense is only expected to be slightly higher than in 2004.

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

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: amount of cash reserves invested, the effective interest rate, and the amount of gains or losses recognized. Investment income increased significantly for the three and nine-month periods ended September 30, 2005 as compared to the corresponding periods in 2004, largely due to increases in the effective interest rate realized and higher average amounts of cash reserves invested. The following table shows how each of these factors affected investment income for the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average amount of cash reserves	$343,462	$257,493	$311,570	$272,592
Effective interest rate	0.80%	0.46%	2.11%	1.29%

Investment income before gains and losses	2,737	1,184	6,566	3,529
Net losses on sales of investments	(66)	(34)	(446)	(28)

Investment income, as reported	$2,671	$1,150	$6,120	$3,501

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense was relatively constant for the three-month period in 2005 and 2004, but increased to $5.7 million for the nine-month period ended September 30, 2005 as compared to $5.0 million for the corresponding period in 2004. The increase resulted from additional lease obligations of approximately $15 million effective upon completion of our facility expansion project in mid-2004.

Liquidity and Capital Resources

As of September 30, 2005, we had cash, cash equivalents and short-term investments of $378.1 million, which we intend to use to fund our operations and capital expenditures over the next several years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources should provide sufficient funding for the next several years. If we complete additional collaborative development transactions, which would generate both revenues and cost reductions, these cash resources would fund our company over a longer period of time.

Cash flows from operating activities. The amount of cash used to fund our operating activities generally tracks our net losses, with the following exceptions:

•	noncash expenses, such as depreciation and amortization, gain or loss on sale or disposal of assets, and noncash stock-based compensation, which do not result in uses of cash;

•	noncash milestone revenues, which were paid to the company in the form of equity securities;

•	net realized gains and losses and amortization of premium on short-term investments, which are reflected as sources of cash from investing activities upon maturity or sale of the respective investments;

•	changes in receivables, which generally represent temporary timing differences between the recognition of certain revenues and the subsequent receipt of cash payments;

•	changes in deferred revenue, which reflect the difference in timing between the receipt of cash from option fees, license fees and other upfront payments and the subsequent recognition of these amounts as revenue over the period we are contractually required to provide other rights or services that represent continuing obligations; and

•	changes in other assets and liabilities, which generally represent temporary timing differences between the recognition of certain expenses and their payment.

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, in 2004 upon the execution of a strategic alliance agreement with Serono and a license agreement with Novo Nordisk, we recorded $36.2 million of deferred revenue, which will be recognized as revenue over the next approximately five years. For the nine months ended September 30, 2005, we recognized $17.7 million of deferred revenue from these and other transactions, causing our cash used in operating activities to be higher than our corresponding net loss. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

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

	2005	2004
Routine equipment/facility expenditures	$3,852	$4,043
Expansion of R&D facility, including pilot scale manufacturing plant	445	9,385

Total	$4,297	$13,428

The R&D facility expansion project was partially funded by an allowance from our landlord, which is reflected as cash flow from financing activities. The project began in April 2003 and construction was completed in mid-2004. We expect to spend approximately $6 million in 2005 on routine capital equipment and facility projects.

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

Cash flows from financing activities. In August 2005, we received net proceeds of $126.6 million from a follow-on offering of 7.5 million shares of common stock. In May 2004, we entered into a stock purchase agreement with Amgen, Inc. under which we received net proceeds of approximately $10 million. As part of the agreement for the expansion of our R&D facility, our landlord provided us an allowance of approximately $15 million to be applied toward the cost of this project. We received $6.9 million through the quarter ended June 2004, which represented the final installment of construction advance payments from our landlord.

We expect to incur substantial additional costs as we continue to advance and expand our product development programs. We expect these expenditures to increase over the next several years, particularly if the outcomes of clinical trials are successful and our product candidates continue to advance. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. If, at any time, our prospects for financing these programs decline, we may decide to reduce our ongoing investment in our development programs. We could reduce our investment by discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing product candidates that we might otherwise develop internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

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

Over the next several years we expect to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or equity-based securities, the percentage ownership of our existing shareholders would be reduced, and these securities could have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we could be required to delay, scale back or eliminate expenditures for some of our development programs or expansion plans, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally, with license terms that are not favorable to us.

Contractual Obligations

At September 30, 2005 we are contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$124,903	$7,289	$15,353	$16,445	$85,816
Operating leases	10,592	1,483	3,260	3,456	2,393
Development contracts	13,257	12,244	1,013	—	—

Total	$148,752	$21,016	$19,626	$19,901	$88,209

The building lease obligations, which resulted from the sale-leaseback financing transaction, reflect the reset of the lease terms to 15 years beginning May 2004. Operating lease terms range from one to ten years. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. In September 2005, we entered into two additional operating leases for office space within the same building as our previous operating leases. The lease terms expire in January 2012. The development contracts include the production of registration lots of rhThrombin, which may also be used for commercial purposes.

Recent Development

Our Senior Vice President of Technical Operations, Mark D. Young, recently announced his intention to retire effective April 1, 2006. We have begun the process to recruit and hire his replacement. In September 2005, Nicole Onetto joined the Company as our Senior Vice President and Chief Medical Officer.

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

Product Development Risks

•	We have limited experience in developing products.

•	Any failure or delay in commencing or completing clinical trials for product candidates could severely harm our business.

•	Clinical trials may fail to demonstrate the safety and effectiveness of our product candidates, which could prevent or significantly delay their regulatory approval.

•	We may be unable to satisfy the rigorous government regulations relating to the development and commercialization of our product candidates.

•	Because we currently have only limited capabilities to manufacture materials for clinical trials and no capability for commercial scale manufacturing, we will have to rely on third parties to manufacture our potential products, and we may be unable to obtain required quantities in a timely manner or on acceptable terms, if at all.

•	We may not be successful in developing internal manufacturing capabilities or complying with applicable manufacturing regulations.

•	Because we will depend on third parties to conduct laboratory tests and clinical trials, we may encounter delays in or lose some control over our efforts to develop product candidates.

•	Because we currently have no sales capabilities and limited marketing capabilities, we may be unable to successfully commercialize our potential products.

Technological Risks

•	Our bioinformatics-based discovery strategy is unproven, and genes or proteins we have discovered may have no commercial value.

•	The availability of novel genomic data continues to decrease, which negatively affects our ability to discover entirely novel therapeutic proteins.

Intellectual Property Risks

•	Our patent applications may not result in issued patents, and our competitors may commercialize the discoveries we attempt to patent.

•	Third parties may infringe our patents or challenge their validity or enforceability.

•	We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.

•	Issued patents may not provide us with any competitive advantage or provide meaningful protection against competitors.

•	The patent field relating to therapeutic protein-based products is subject to a great deal of uncertainty, and if patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize products based on proteins that we discovered.

•	We expect to incur significant expenses in applying for patent protection and prosecuting our patent applications.

•	We may be unable to protect our unpatented proprietary technology and information.

General Business Risks

•	Our plan to use collaborations to leverage our capabilities may not be successful.

•	We may not be able to generate any revenue from product candidates developed by collaborators or licensees if they are unable to successfully develop those candidates.

•	Novo Nordisk and Serono have substantial rights to license proteins we discover, which may limit our ability to pursue other collaboration or licensing arrangements or maximize the benefit from our discoveries.

•	Environmental and health and safety laws may result in liabilities, expenses and restrictions on our operations.

Financial and Market Risks

•	We anticipate incurring additional losses and may not achieve profitability.

•	If we do not obtain substantial additional funding on acceptable terms, we may not be able to continue to grow our business or generate enough revenue to recover our investment in research and development.

•	Our operating results are subject to fluctuations that may cause our stock price to decline.

Industry Risks

•	Many of our competitors have substantially greater capabilities and resources than we do and may be able to develop and commercialize products before we do.

•	Our product candidates, even if approved by the FDA or foreign regulatory agencies, may not achieve market acceptance among hospitals, insurers or patients.

•	If the health care system, reimbursement policies or any other health care related regulations change, the prices of our potential products may fall or our potential sales may decline.

•	Negative public opinion and increased regulatory scrutiny of genetic and clinical research may limit our ability to conduct our business.

•	The failure to attract or retain key management or other personnel could decrease our ability to discover, develop and commercialize potential products.

•	We may be required to defend lawsuits or pay damages in connection with alleged or actual harm caused by our product candidates.

Other Risks

•	Our stock price may be volatile.

•	Certain of our shareholders have significant influence over our management and affairs, which they could exercise against other shareholders’ best interests.

•	Provisions in our charter documents could prevent or frustrate any attempts to replace our current board of directors or management by shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Sale of Registered Securities

Our Registration Statement under the Securities Act of 1933 (File No. 333-69190) relating to our initial public offering, was declared effective by the SEC on January 31, 2002. From the effective date of the offering through September 30, 2005, we have invested the net proceeds from the offering in a variety of investment grade, fixed income securities, including corporate bonds, commercial paper and money market instruments.

Item 6.	Exhibits

Exhibit Number
10.1	Employment Agreement, dated August 9, 2005 between ZymoGenetics, Inc. and Nicole Onetto.

10.2*	Collaborative Data Sharing and License Agreement dated August 11, 2005, between ZymoGenetics, Inc. and Novo Nordisk A/S.

10.3	Addendum to Office Lease Agreement, dated September 29, 2005, between ZymoGenetics, Inc. and 1144 Eastlake LLC.

10.4	Office Sub-Lease Agreement, dated September 29, 2005, between ZymoGenetics, Inc. and ConocoPhillips Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted based on a request for confidential treatment from the Securities and Exchange Commission. The omitted portions of this exhibit have been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: November 2, 2005	By:	/s/ James A. Johnson
James A. Johnson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)