Form 10-K
period 2005-12-31
ZYMOGENETICS INC
filed 2006-03-14
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Common Stock, no par value

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2005 was: $633,923,030.

Common stock outstanding at March 1, 2006: 66,347,984 shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on June 15, 2006, are incorporated by reference in Part III.

ZYMOGENETICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2005

PART I

Item 1.    Business

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,”, “intend,” “may,” “potential,” “seek,” “should,” “target” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results could differ significantly from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Factors that could cause or contribute to such differences include those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

Our company is focused on the discovery, development, manufacture and commercialization of therapeutic proteins for the treatment of human diseases. Our current therapeutic focus is in the areas of hemostasis, inflammatory and autoimmune diseases, cancer and viral infections. Our growing pipeline of potential products includes a replacement for plasma-derived protein products and several novel proteins, which we are developing on our own or in collaboration with partners. We have established strong discovery and development capabilities and continue enhancing our manufacturing and commercial capabilities as we advance our product candidates toward the market.

Our most advanced internal product candidate is recombinant human thrombin (rhThrombin), a topical hemostatic agent intended for the control of moderate bleeding during surgical procedures. It is a recombinant version of a blood-clotting protein that is currently marketed in the United States as a stand-alone product in a form derived from bovine (cow) plasma. Our goal is to provide an effective and safer alternative to the currently marketed version, building on our established expertise in recombinant protein production methods. We have retained worldwide rights to rhThrombin. In October 2005, we initiated a pivotal Phase 3 clinical trial of rhThrombin in four surgical indications. We plan to file a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) by the end of 2006 and to be ready to launch the product in late 2007.

Our discovery efforts have yielded numerous novel proteins with potential medical relevance. Our most advanced bioinformatics-derived product candidates are:

•	TACI-Ig. TACI-Ig is a soluble receptor with potential applications for the treatment of cancer and autoimmune diseases. It is being developed in collaboration with Serono S.A., a leading global biotechnology company. We have recently completed a Phase 1b study in patients with rheumatoid arthritis (RA). A Phase 1b study in systemic lupus erythematosus (SLE) patients and several Phase 1b studies in patients with B-cell malignancies are ongoing. We plan to move TACI-Ig into Phase 2 clinical development in autoimmunity in the second half of 2006.

•	IL-21. Interleukin-21 (IL-21) is a cytokine with potential applications for the treatment of cancer. We have retained all rights to IL-21 in North America and Novo Nordisk A/S has rights in the rest of the world. In August 2005, we established a collaborative data sharing and cross-license agreement with Novo Nordisk. We are conducting a Phase 1 clinical trial in patients with metastatic melanoma and metastatic renal cell carcinoma in the United States, and Novo Nordisk is conducting a Phase 1 clinical trial in patients with metastatic melanoma in Australia. Results from both studies are expected to be available in the first half of 2006. Assuming that Phase 1 data are supportive, we plan to initiate Phase 2 studies in 2006. We have also filed an IND amendment describing our plans to test IL-21 in combination with the monoclonal antibody Rituxan® in patients with relapsed non-Hodgkin’s lymphoma and plan to start a Phase 1 clinical trial in the first half of 2006.

•	IL-29. Interleukin-29 (IL-29) is a novel protein that we recently added to our development pipeline. It is a cytokine with potential applications for the treatment of viral infections. We plan to file an Investigational New Drug application (IND) for IL-29 as a treatment for chronic hepatitis C infection and initiate a Phase 1 clinical trial in 2006.

We continue to expand our capabilities and build infrastructure either on our own or through strategic partnering. In 2005, we began production of materials in compliance with current Good Manufacturing Practices, or cGMP requirements in our new pilot-scale manufacturing facility. We expect to use this facility for future supplies of our various investigational products. We also plan to continue activities in preparation for the rhThrombin launch and begin to build our commercial infrastructure, including establishment of a rhThrombin sales force. In addition to our product-related collaborations with Novo Nordisk and Serono, we have entered into a broad strategic alliance with Serono that allows us to leverage our resources and access our partner’s technologies and infrastructure in researching, developing and commercializing novel protein and antibody therapeutics derived from our proprietary portfolio of genes and proteins.

Our discovery efforts are founded on an advanced bioinformatics program that we developed in the mid-1990’s. Our expertise in biology and protein chemistry has enabled us to assess the biological function and potential therapeutic utility of proteins early in the discovery process and allows us to focus our discovery efforts on the relatively small subset of genes that we believe have the highest probability of coding for proteins with therapeutic potential. Specifically, we focus on key protein categories that have members with proven therapeutic value or potent biological activity. We believe this approach has increased our research efficiency and enhances our chances of commercial success. In addition, determining biological function and therapeutic utility at an early stage improves our prospects of establishing patent priority by enabling us to file detailed patent applications covering both composition of matter and method of use claims. We have issued patents or pending applications covering all of our internal product candidates in clinical development. In total, we have more than 300 unexpired issued or allowed United States patents and over 250 United States patent applications pending.

We have been active in the area of therapeutic proteins since our incorporation in the state of Washington in 1981. For 12 years we were a wholly owned subsidiary of Novo Nordisk, one of the world’s largest producers of therapeutic proteins. We have contributed to the discovery or development of six recombinant protein products currently on the market, which had aggregate sales in 2005 in excess of $3 billion. In November 2000, as part of a restructuring by Novo Nordisk, we became an independent company. In February 2002, we completed our initial public offering.

Business Strategy

Our corporate objective is to discover, develop, manufacture and commercialize novel therapeutic proteins and other protein-based products for the treatment of human diseases. To achieve this objective, we are pursuing the following key strategies:

•	Establish a robust portfolio of proprietary therapeutic proteins supported by strong intellectual property. We currently focus our internal discovery efforts exclusively on therapeutic proteins. Using our unique genomics-based discovery platform, we have identified many novel proteins with potential as therapeutics or as targets for inhibition. We believe that this approach, combined with strong patent and other intellectual property protections, will ultimately result in proprietary product opportunities, providing potential market exclusivity for our product candidates. In addition, to augment our portfolio of therapeutic proteins, we may in-license product candidates with potential in our areas of therapeutic focus.

•	Balance and diversify product portfolio risk. Our goal is to develop a diversified portfolio of product candidates that includes a recombinant protein intended as a replacement for plasma-derived protein products and multiple novel proteins that have potential in multiple disease indications. Our most advanced internal product development candidate, rhThrombin, is a recombinant version of a currently marketed bovine plasma-derived protein. Our other product development candidates are novel proteins that could have broad therapeutic potential in cancer, autoimmune disease, infectious disease and inflammation.

•	Leverage our development resources through partnerships. We have established partnerships that will allow us to further diversify our product development risks, reduce costs, and access complementary technologies and infrastructure possessed by our partners. With this strategy we should be able to pursue more opportunities than working alone.

•	Focus on North America. We retain all, or a significant percentage of, commercial rights to our internal product candidates in North America, and typically license commercial rights in the rest of the world. We intend to actively participate in the sales and marketing activities while maintaining our flexibility in establishing commercial infrastructure: building our own, renting it or relying on our partners’ infrastructure.

•	License non-core proteins. We intend to continue out-licensing unencumbered proteins that lie outside our areas of interest. We use near-term cash from these transactions to support our internal development efforts. We believe that by out-licensing non-core proteins to licensees with extensive expertise in related areas, we maximize chances of commercial success and ultimately the long-term value that we expect to receive in the form of future milestone payments and royalties.

Products and Product Pipeline

Our track record in the field of therapeutic proteins includes contributions to the discovery or development of six recombinant protein products currently being marketed by Novo Nordisk or other companies. Our current focus is the development of a pipeline of internal product candidates. We also have out-licensed several product candidates outside our areas of interest. The following table summarizes our product candidates for internal development or co-development, as well as out-licensed product candidates and marketed products.

	Product/Product Candidate	Indication or Intended Use	Stage of Development	Development/Commercial Rights
	rhThrombin	General surgical hemostat Line extensions	Phase 3 Preclinical	Internal development

	TACI-Ig	Systemic lupus erythematosus Rheumatoid arthritis Multiple myeloma Non-Hodgkin’s lymphoma Chronic lymphocytic leukemia Multiple sclerosis	Phase 1 Phase 1 Phase 1 Phase 1 Phase 1 Research	Co-development with Serono worldwide, excluding Japan; co-promotion with Serono in North America; Serono promotion outside North America

Internal Candidates	IL-21	Metastatic melanoma/metastatic renal cell carcinoma Combination with monoclonal antibody Rituxan®	Phase 1 IND Filed	Internal development in North America; Novo Nordisk development outside North America

	IL-29	Hepatitis C virus infection Other viral diseases	Preclinical Research	Internal development in North America; Novo Nordisk development outside North America

	IL-31	Atopic dermatitis Inflammatory diseases	Preclinical Research	Co-development with Serono in U.S. and out-licensed to Serono in Canada and Mexico; Novo Nordisk development outside North America
	Platelet-derived Growth Factor	Orthopedic fracture and other bone defects	Phase 1	Out-licensed to BioMimetic Therapeutics, Inc.

Out-Licensed Candidates	rFactor XIII	Congenital Factor XIII deficiency Cardiac surgery Cancer treatment	Phase 1 Phase 1 Preclinical	Out-licensed to Novo Nordisk

	IL-20	Psoriasis	Preclinical	Out-licensed to Novo Nordisk

	FGF-18	Osteoarthritis	Preclinical	Out-licensed to Serono

	IL-22 receptor	Psoriasis	Preclinical	Out-licensed to Serono

	Novolin® and NovoRapid® (Insulin)	Diabetes	Marketed	Out-licensed to Novo Nordisk

	NovoSeven® (Factor VIIa)	Hemophilia	Marketed	Out-licensed to Novo Nordisk

Marketed Products	Regranex® (Platelet-derived Growth Factor)	Wound healing	Marketed	Out-licensed to Johnson & Johnson

	GEM 21S™ (Platelet-derived Growth Factor)	Periodontal defects	Marketed	Out-licensed to BioMimetic Therapeutics, Inc.

	GlucaGen® (Glucagon)	Hypoglycemia; gastrointestinal motility inhibition	Marketed	Out-licensed to Novo Nordisk

	Cleactor™ (tPA Analog)	Myocardial infarction	Marketed	Out-licensed to Eisai Co., Ltd.

In the table above, Phase 3 refers to large-scale, multicenter comparative clinical trials that are conducted with patients afflicted with a specific disease or in a specific clinical setting, such as surgery, to confirm dosage regime of the drug and to demonstrate its overall safety and efficacy. Phase 1 refers to clinical trials designed primarily to determine safety and pharmacokinetics in humans. IND Filed refers to submission to the FDA of an amendment to an Investigational New Drug application (IND) describing proposed clinical testing in humans. Preclinical refers to the stage in which safety, pharmacology and proof of efficacy in non-human animal models of specific human disease are being evaluated. Research refers to the stage in which we conduct analysis of therapeutic potential using a variety of laboratory methods.

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

Serious bleeding can be caused by trauma or surgery. Surgeons try to limit bleeding to maintain visibility in the operating field, limit the use of transfused blood products and minimize peri- and post-operative complications. In situations where direct pressure, ligation, or cautery are not possible or unsuccessful, topical hemostatic agents are needed to achieve hemostasis. Thrombin is widely used to stop diffuse bleeding occurring during surgical procedures. It is generally sold as a freeze-dried powder, which is dissolved and absorbed onto a surgical sponge, embedded onto a hemostatic pad or sprayed directly for topical application to wounds. Only bovine (cow) plasma-derived thrombin, Thrombin-JMI®, is available in the United States as a stand-alone product. The market for thrombin has grown rapidly since 2000, with Thrombin-JMI net sales totaling $170.0 million during the first nine months of 2005, which implies annualized sales of approximately $230 million. It has been estimated that bovine plasma-derived thrombin is used in over a million surgical procedures annually in the United States.

We believe that there are several potentially important advantages to a recombinant human form of thrombin. Some patients may experience allergic reactions to plasma-derived products or develop antibodies to bovine plasma-derived thrombin or to Factor V or other protein impurities in the bovine plasma-derived product. In some cases, these antibodies can cross-react with analogous human proteins, creating a bleeding condition that can be difficult to manage and which may be fatal in patients who develop the most severe cases. Use of bovine plasma-derived thrombin in patients with pre-existing antibodies to bovine clotting factors may cause abnormal clotting times or other post-operative complications, which can result in increased treatment costs. The FDA-approved package insert for bovine plasma-derived thrombin contains a black box warning describing these potential risks. A recombinant human form of thrombin would alleviate these potential risks as well as concerns about viral contamination with plasma-derived products, including contamination with the pathogen that causes the human form of “mad cow” disease.

We intend to develop rhThrombin as a preferred alternative to the currently marketed plasma-derived thrombin products. As with plasma-derived thrombin, rhThrombin would be used in the surgical setting to control bleeding. Primary applications could include a wide range of surgeries as well as the treatment of bleeding from trauma and burn injuries. We believe the market for rhThrombin could be further expanded by developing line extensions in which rhThrombin is combined with other passive or active hemostatic materials. We are in the process of evaluating potential line extension product prototypes.

We have developed a patent-protected method that we believe will enable us to cost-effectively manufacture rhThrombin in a two-step process. First, recombinant human prethrombin-1 (“rhPrethrombin-1”) is produced in mammalian cells. Then, using an enzyme activation step, rhPrethrombin-1 is converted to rhThrombin. A commercial scale manufacturing process has been developed in collaboration with Abbott Laboratories, our commercial manufacturer, and we have completed a full-scale GMP manufacturing campaign for supplying Phase 3 clinical trial materials. In 2006, we plan to conduct manufacturing campaigns to support our BLA filing and provide initial launch inventory.

In early 2005, we completed Phase 2 clinical trials for rhThrombin in four surgical indications: spinal surgery, hepatic resection, peripheral bypass surgery and AV graft formation for hemodialysis access. A total of 130 patients were treated with gelatin sponges containing either rhThrombin or placebo. In February 2005, we announced summary results of these studies. Both the primary endpoint of safety and secondary endpoints of evaluating immunogenicity and developing point estimates of time to hemostasis were met. rhThrombin was shown to be both safe and well tolerated, with a favorable immunogenicity profile.

We conducted an end of Phase 2 meeting with the FDA in June and subsequently reached agreement with FDA reviewers as to the design of the pivotal trial protocol and the related analytical strategy. We began enrolling patients in our pivotal Phase 3 clinical study in October 2005. It is a double-blind, randomized, “non-inferiority” study that will compare the efficacy of rhThrombin to bovine-derived thrombin. The multi-center study is designed to support broad labeling for the use of rhThrombin as a surgical hemostat and will enroll between 400 and 600 patients in the same four surgical settings as those examined in the Phase 2 studies. The primary objective of this trial is to assess efficacy by comparing the effectiveness of rhThrombin as a surgical hemostat to the currently approved bovine-derived thrombin, as measured by the percentage of patients achieving hemostasis within 10 minutes of application to the surgical site. The secondary objective is to evaluate safety, including testing for the formation of antibodies against rhThrombin or bovine-derived thrombin. We will conduct interim analyses for safety, efficacy and futility at pre-determined enrollment points. The total enrollment in the study will depend on observed variability in blinded efficacy data and maintenance of appropriate statistical power.

We plan to file a BLA in the fourth quarter of 2006 and be ready to launch the product in late 2007. We intend to continue activities in preparation for the rhThrombin launch and begin to build our commercial infrastructure. With a relatively concentrated customer base for thrombin, we are planning to build a sales force of up to 50 individuals to target key institutions for rapid conversion of the existing thrombin market to rhThrombin.

We have obtained issuance of United States and foreign patents directed to certain recombinant human thrombin, methods of producing recombinant human thrombin from a genetically engineered precursor termed “prethrombin-1,” and therapeutic use of the protein. The first patent expiration in our rhThrombin patent portfolio will occur in December 2012. In the United States, we believe the patent could be extended under the Drug Price Competition and Patent Term Restoration Act.

TACI-Ig

TACI is a member of the tumor necrosis factor receptor family of proteins. TACI-Ig is a soluble form of the TACI receptor that binds to two ligands, BLyS and APRIL, that are implicated in B-cell survival, maturation and antibody production. When over-produced in transgenic animals, BLyS has been shown to lead to the development of autoimmune disease with symptoms resembling systemic lupus erythematosus and Sjogren’s syndrome. Although less is known about the role of APRIL in this process, there is emerging evidence suggesting APRIL’s involvement in autoimmunity. The aim of treatment with TACI-Ig is to neutralize the overactivity of these immune-stimulating ligands to prevent the inappropriate activation of B cells and thus the production of harmful autoantibodies, which are antibodies to one’s own cells.

We believe that TACI-Ig could represent a less toxic and more specific immunosuppressive agent than current therapies for the treatment of autoimmune diseases. Such diseases include systemic lupus erythematosus

(SLE), rheumatoid arthritis (RA), myasthenia gravis and multiple sclerosis. In an animal model of SLE, TACI-Ig has been shown to specifically inhibit the development of mature B cells and the development of auto-antibody production. It has also been shown to inhibit the development of proteinuria, an indicator of kidney malfunction resulting from excessive auto-antibody levels, and to prolong survival of the animals. In a collagen-induced model of RA, TACI-Ig has been shown to inhibit the incidence of disease. Taken together, these data indicate that TACI-Ig acts by inhibiting the production of mature B cells and decreasing autoantibody levels.

In addition to TACI-Ig’s potential in autoimmune disease, an expanding body of literature suggests that TACI-Ig may prove to be an effective treatment for a variety of B-cell cancers. Researchers from multiple laboratories have shown that malignant B cells express one or more of the three known receptors for BLyS and APRIL (TACI, BCMA and BAFF-R). Furthermore, these malignant B cells often abnormally express BLyS and APRIL proteins themselves, while normal B cells do not. These findings seem to suggest that malignant B cells can both produce and consume the BLyS and APRIL growth factors, leading to their autonomous survival in patients. BLyS and APRIL levels are usually elevated in the serum of patients bearing these B-cell tumors. Studies suggest that lymphoma patients in whom high levels of BLyS are present in blood samples fare worse than those in whom levels are lower. Thus, BLyS and/or APRIL appear to enhance the survival of malignant B cells. In support of this theory, scientists have shown that the addition of BLyS or APRIL to cultured cells from non-Hodgkin’s lymphoma and multiple myeloma patients enables these cancer cells to survive for extended periods of time. Inhibition of BLyS and APRIL using TACI-Ig causes the cultured malignant B cells to die rapidly. These results suggest that TACI-Ig might represent an important new cancer therapeutic, specifically targeting malignant B cells by starving these cells of essential survival factors such as BLyS and APRIL.

In August 2001, we entered into a collaborative development and marketing agreement with Serono relating to TACI-Ig. Under our agreement, we are developing TACI-Ig jointly with Serono pursuant to a worldwide development plan. Serono has manufactured clinical-grade materials in quantities adequate to supply ongoing clinical trials. Together with Serono, we completed a Phase 1 clinical trial of TACI-Ig in healthy volunteers in early 2004, in which we demonstrated that TACI-Ig was well tolerated at all studied doses. In addition, patients receiving TACI-Ig at the three highest dose levels showed a reduction in IgM levels, one of the markers of TACI-Ig biological activity. The median half-life of TACI-Ig was approximately 12.5 days, indicating that intermittent dosing should be possible.

Based on positive data from animal models, SLE was selected as one of the initial clinical indications for TACI-Ig. The cause of this disease remains unknown, but there is substantial evidence suggesting that B-cell hyperactivity resulting in the secretion of autoantibodies is fundamental to its development. Although estimates on prevalence vary widely, there are believed to be approximately 475,000 patients with SLE treated in major markets. Of these patients, there are an estimated 135,000 in the United States and a roughly equivalent number in major European countries. No new FDA-approved treatment for SLE has been introduced in the last 40 years. Current therapies, including immunosuppressive agents and corticosteroids, are not effective and can have severe side effects. We believe that patients diagnosed with severe SLE would be candidates for treatment with TACI-Ig. Together with our partner, Serono, we have been conducting a Phase 1b clinical trial of TACI-Ig in SLE patients. The trial was expanded in 2005 to include additional cohorts of patients who received higher doses of TACI-Ig through intravenous delivery, in contrast to the original subcutaneous injection route of administration. The trial is expected to be completed in the first half of 2006, with study results available for presentation in the second half of 2006.

Rheumatoid arthritis is another potential clinical indication for TACI-Ig. RA is one of the most prevalent chronic inflammatory diseases, afflicting an estimated 1% of the population in industrialized countries, including over five million patients in North America, Europe and Japan. Although the underlying cause of RA is unknown, considerable data indicate a major role of B cells in this disease. RA has been an attractive therapeutic area for drug development because of its large market size and robust measures of disease activity. As a consequence, a very large number of drugs are currently being developed. TACI-Ig represents a novel mode of treatment that could alleviate the symptoms of RA associated with pathogenic B cells. Moreover, the specificity and mode of action of TACI-Ig strengthens its potential as an add-on therapy to existing drugs. Together with our partner, Serono, we conducted a Phase 1b clinical trial of TACI-Ig in RA patients who had failed other non-biologic therapies. In January 2006, we announced preliminary study results which demonstrated TACI-Ig to be safe and well tolerated across the full range of dose levels and schedules tested. We also observed clear biologic effects consistent with the proposed mechanism of action, which appeared to correlate with clinical benefit. After completing analysis of the Phase 1b trials in SLE and RA, we plan to move TACI-Ig into Phase 2 clinical development for at least one autoimmune indication in the second half of 2006.

B-cell cancers are a third potential clinical indication for TACI-Ig. B-cell cancers include B-cell chronic lymphocytic leukemia, multiple myeloma, and B-cell non-Hodgkin’s lymphoma. In the United States, over 320,000 people are estimated to have some form of these B-cell cancers and each year, approximately 55,000 new cases and 20,000 deaths occur from these cancers. Between 80% and 85% of non-Hodgkin’s lymphomas are of B-cell origin. Despite the introduction of new therapies, there is still a clear need for agents that improve clinical response and survival. With Serono, we initiated Phase 1b clinical studies in multiple myeloma in November 2004, non-Hodgkin’s lymphoma in the first quarter of 2005, and chronic lymphocytic leukemia in October 2005. Interim data from the Phase 1b study in patients with multiple myeloma showed that TACI-Ig reduced circulating polyclonal immunoglobulin levels and had an acceptable tolerability profile. In addition, four out of nine treated patients demonstrated a stabilization of disease at the end of the first treatment cycle. We expect results from all ongoing Phase 1b studies in B-cell cancer to be available in 2006 or early 2007.

We own or have exclusively in-licensed worldwide patents and patent applications for TACI-Ig, methods of using TACI-Ig and related technology. Our license with St. Jude’s Children’s Hospital of Memphis, Tennessee is central to our patent portfolio for TACI-Ig. St. Jude’s owns the patents covering the TACI protein, related polypeptides, methods of production and antibodies. In addition, we have sole ownership of patents and patent applications that include claims to expression vectors, transformed cells used to produce TACI-Ig and methods of using TACI-Ig to treat various diseases and medical conditions. We will continue to file patent applications as new inventions are made. The first patent expiration in our TACI-Ig patent portfolio will occur in March 2017.

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

In clinical practice, IL-2 is an effective therapy producing durable responses in approximately 5% to 8% of patients with metastatic melanoma. Accompanying this relatively low level of efficacy are significant toxicities, including vascular leak and the release of pro-inflammatory cytokines, which profoundly limit the utility of IL-2 in treating disease. These side effects can be so severe that many patients are either hospitalized or stop the therapy before completion of the treatment program. Therefore, it has been a high priority to evaluate the safety profile of IL-21. We evaluated the safety of IL-21 in two non-human primate models to support initiation of the clinical program. We observed a dose-dependent activation of the immune system and a reversible reduction in circulating red blood cells and platelets. No evidence of vascular leak was observed in these studies over the evaluated dose range.

We have retained all rights to IL-21 within North America and, pursuant to an option and license agreement, Novo Nordisk has licensed the rights to IL-21 outside North America. In August 2005, we signed a collaborative data sharing and cross-license agreement with Novo Nordisk that provided the framework for data and cost sharing as well as development of a single product worldwide.

We are pursuing metastatic melanoma and metastatic renal cell carcinoma, the two approved indications for IL-2, as initial indications for IL-21. There are an estimated 60,000 new cases of melanoma per year and 36,000 new cases of renal cell carcinoma per year in the United States. Currently, metastatic melanoma and renal cell carcinoma are essentially incurable cancers with no established standard of care. However, two recently FDA-approved tyrosine kinase inhibitors for the treatment of advanced renal cell carcinoma may become the established standard of care for this disease. In October 2005, the FDA granted IL-21 orphan drug status for the treatment of melanoma patients with advanced or aggressive disease.

We have been conducting a Phase 1 clinical trial in patients with metastatic melanoma and metastatic renal cell carcinoma in the United States. The study involves two parts: Part A, which was completed in 2005, is a dose escalation trial to establish the maximum tolerated dose; Part B involves treatment of additional patients at the established maximum tolerated dose. Data from Part A of the trial showed that IL-21 was reasonably well tolerated, and had evidence of anti-tumor activity. Novo Nordisk has been conducting their Phase 1 clinical trial in patients with metastatic melanoma in Australia. Preliminary data from this study also showed clear signs of relevant biologic activity. Results from both Phase 1 studies are expected to be available in the first half of 2006. Together with Novo Nordisk, we plan to initiate a Phase 2 clinical testing of IL-21 for the treatment of metastatic renal cell carcinoma and/or metastatic melanoma in 2006 assuming that Phase 1 data are supportive.

We are exploring additional uses for IL-21 in combination with monoclonal antibodies, particularly those like Rituxan® that function via antibody-dependent cellular cytotoxicity, a process enhanced by IL-21. We submitted an IND application amendment in December 2005 describing how we intend to test the use of IL-21 in combination with Rituxan and plan to initiate a Phase 1 clinical trial in the first half of 2006.

We own issued patents for IL-21 polypeptides, polynucleotides and methods of using IL-21 to stimulate immune responses, particularly in tumor-bearing subjects. We have filed patent applications for IL-21 antibodies, additional compositions, IL-21 fusion proteins and other methods of using IL-21 for the treatment of disease. We have also filed patent applications relating to IL-21 directed to methods for expressing and purifying recombinant IL-21, methods of treating specific cancers and viral diseases, combination therapies using IL-21 and monoclonal antibodies, and antagonist ligands. We will continue to file patent applications as new inventions are made. The first patent expiration in our IL-21 patent portfolio will occur in March 2020.

IL-29

IL-29 is a member of the 4-helical-bundle cytokine family and is related to type-I interferon. IL-29 is generated in response to a viral infection and exhibits anti-viral activity in in vitro assay systems that is comparable to alpha-interferon. However, IL-29 signals through a receptor that is distinct from that used by type-I interferon, suggesting that IL-29 may serve as an alternative to interferon in providing a therapy for viral infection.

In vitro studies have shown that IL-29 has antiviral activity against human hepatitis C virus (HCV) in the sub-genomic HCV replicon model. Additionally, we have demonstrated that IL-29 induces antiviral gene expression similar to interferon in primary human hepatocytes. Combined with the significant expression of the receptor for IL-29 seen in liver samples from HCV positive individuals, these data provide the rationale for selecting HCV infection as our first clinical indication.

Pursuant to an option and license agreement, Novo Nordisk has licensed the rights to IL-29 outside North America and we have retained all rights within North America. We plan to file an IND application for clinical testing of IL-29 in HCV in mid 2006, and begin a Phase 1 clinical trial in the second half of 2006.

We own an issued patent for IL-29 polynucleotides, expression vectors, cells and method of producing IL-29. We have filed patent applications for IL-29 polypeptides, IL-29 fusion proteins, antibodies, methods of expressing and purifying IL-29, methods of using IL-29 alone and in combination with other therapeutic agents to treat various viral diseases, cancers and autoimmune disorders. We will continue to file patent applications as new inventions are made. The first expiration date in our IL-29 patent portfolio will occur in September 2021.

IL-31

IL-31 is a cytokine derived from T cells, which we discovered through our bioinformatics discovery strategy. Current in vivo and in vitro data suggest that IL-31 may affect cellular infiltration and inflammation. Analysis of IL-31 and IL-31 receptor levels in human and murine disease tissues suggests that IL-31 could play a role in atopic dermatitis (AD), inflammatory bowel disease and psoriasis. Transgenic animals expressing the IL-31 gene develop a severe skin phenotype that resembles human atopic dermatitis. Additionally, analysis of peripheral blood T cells from human atopic dermatitis patients provides an association between IL-31 and skin-homing T cells, suggesting that cutaneous diseases, such as AD, should be considered as a leading therapeutic area for IL-31.

Under our strategic alliance with Serono, we entered into a co-development and co-promotion agreement for IL-31 within the United States and granted Serono an exclusive license to IL-31 in Mexico and Canada. Novo Nordisk has licensed the rights to IL-31 outside North America pursuant to an option and license agreement. In February 2006, we entered into a joint development agreement with Serono and Novo Nordisk to develop a single anti-IL-31 antibody for atopic dermatitis. In 2006, we plan to continue our joint IL-31 research and development efforts.

We have filed several patent applications relating to IL-31 on a worldwide basis and will continue to file new patent applications as new inventions are made.

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

The foundation of our bioinformatics platform is our DNA sequence databases of millions of EST sequence entries and billions of nucleotide sequences derived from genomic sequences. In 1995, we became the first subscriber to gain direct in-house access to Incyte Genomics’ LifeSeq database of ESTs. Since that time, we have built our internal sequence database from a number of other sources. To discover novel gene sequences within the sequence databases, we have developed sensitive proprietary search algorithms based on protein motifs, which can include sequence homologies and predicted protein structure similarities. We have developed sophisticated threading algorithms that allow us to use distant and apparently unrelated elements in sequences to identify pre-defined three-dimensional structures contained within certain key protein categories. These algorithms are tailored to the specific category of proteins under consideration, as the optimal search strategy for novel gene sequences depends on characteristics unique to each protein category.

Exploratory Biology

We use a diverse set of tools to identify the biological functions of genes and proteins. Throughout our exploratory biology effort, we use a variety of in-house approaches, including physiological screens of mice in which the gene of interest has either been genetically over-expressed from birth, otherwise known as transgenic mice, or temporarily over-expressed in adult mice using an adenovirus containing the gene. We also conduct screens of mice in which the gene of interest has been eliminated from birth, otherwise known as knockout mice. In addition, we conduct analyses of disease models using a variety of laboratory tests, or assays, to detect changes in behavior, physiology and biochemistry. We use hundreds of in-house assays to investigate biological activities of novel proteins, including those that we discovered. To obtain additional information, our scientists either adapt or create in vivo laboratory models that mimic human diseases to determine the cause of disease and response to treatment. For certain ligands, we can also apply laboratory techniques to clone the receptors for the ligand present in a tissue or cell. In addition to providing a marker for tissues that should respond to the protein, the receptors themselves can have therapeutic potential. We also rely on an external network of collaborators to investigate biology and conduct additional tests that we do not perform in-house.

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

Collaborative Relationships

Novo Nordisk Option and License Agreement

As part of our separation from Novo Nordisk, we granted Novo Nordisk options to license certain rights to potential therapeutic proteins pursuant to an option and license agreement, which will expire in November 2006. Under this agreement, we retained exclusive rights to these proteins in North America, and Novo Nordisk could obtain exclusive rights in the rest of the world. However, Novo Nordisk maintained the option to obtain exclusive worldwide rights to any licensed protein that acts to generate, expand or prevent the death of insulin-producing beta cells, which are involved in diabetes, a core business of Novo Nordisk. The option agreement also provides that:

•	over a four-year period beginning November 10, 2000, Novo Nordisk paid us a fee of $7.5 million per year for the option rights under the agreement;

•	during this four-year period, Novo Nordisk had the right, for specified license payments, to license up to the greater of eight proteins or 25% of all proteins discovered by us after August 25, 1995 and for which a hypothesis as to medical utility is generated, except for beta-cell-related proteins, of which Novo Nordisk could license an unlimited number; and

•	Novo Nordisk had the right to extend the option agreement for two years, during which time it is required to pay us a fee of $7.5 million per year for the right to license four additional proteins. In June 2004, Novo Nordisk exercised its extension rights, extending the agreement through November 2006.

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

In March 2004, we signed a license agreement with Novo Nordisk for exclusive rights to IL-20 in North America, effectively giving them worldwide rights under our intellectual property in this protein. Under the agreement, we have received a total of $5.0 million to date, and have the potential to receive future milestone payments of $37 million and royalties based on sales.

Novo Nordisk Data Sharing and Cross-License Agreement for IL-21

In August 2005, we signed a collaborative data sharing and cross-license agreement with Novo Nordisk for the development of IL-21. Under the terms of this agreement, we and Novo Nordisk will collaborate to develop and execute a global clinical development plan to achieve regulatory approval of a common product in the companies’ respective territories. All activities falling under the global clinical development plan could be performed separately or jointly by the two companies. In the case of joint activities, we and Novo Nordisk will share all costs; otherwise, each company will be responsible for its own costs. This agreement includes a cross-license for intellectual property that will arise in the implementation of the global clinical development plan. In addition, the new agreement terminates the prior clinical data sharing agreement that was established in March 2004.

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

As part of the strategic alliance, Serono receives:

•	An exclusive option, subordinated to the Novo Nordisk option agreement discussed above, to acquire rights to product development candidates resulting from research under the strategic alliance. The number of candidates within our core research areas to which Serono may obtain rights is limited to twelve, while for candidates in our non-core areas the number is unlimited.

•	Exclusive worldwide licenses to two of our preclinical stage candidates, FGF-18 and IL-22RA.

•	An agreement for our preclinical stage candidate, IL-31 in North America that provides for co-development and co-promotion for any products based on IL-31 within the United States and an exclusive license to Serono in Mexico and Canada.

In return, we receive:

•	A $20 million upfront option fee.

•	$11.25 million in license fees for FGF-18, IL-22RA and IL-31, as well as potential future milestone payments of $99.5 million and royalties based on product sales.

•	An equal share of the profit from the co-commercialization of any product within the United States.

•	Upfront fees and potential milestone payments related to development progress, regulatory submissions and approvals for every candidate exclusively licensed or co-developed by Serono.

•	Royalties on product sales outside the United States for co-developed products, and on worldwide product sales for licensed products. Royalties rates for candidates in our core areas are higher than for candidates in our non-core areas. Similarly, royalty rates for protein therapeutics are higher than for antibody therapeutics.

In addition, Serono purchased approximately 3.2 million shares of our common stock for a total of $50 million, also entering into a lockup agreement and a standstill agreement.

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

Either company may terminate its co-development and co-funding obligations upon 90 days’ notice until the start of Phase 2 clinical trials, after which time 180 days’ notice is required. If we were to terminate our co-development and co-funding obligations, Serono would take control of all research and development, we would forego our co-promotion rights in North America, we would be entitled to receive royalties on any product sales in North America in lieu of sharing in the profits from the sale of products and Serono would continue to be obligated to make any milestone payments. If Serono were to terminate its co-development and co-funding obligations, all rights in any products would revert to us, and we could take control and fund all costs of the research and development, subject to negotiation of a commercially reasonable financial consideration to be paid to Serono. Furthermore, if clinical trials had begun prior to Serono’s termination, Serono would be obligated to manufacture product for use in clinical testing for up to one year from the termination date.

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

Other Out-licensed Product Candidates

In addition to the products we are developing internally or with co-development partners, we have out-licensed several product candidates to third parties in return for milestone payments and royalties:

•	Platelet-derived growth factor is a growth factor that stimulates the growth of a variety of cell types. We have out-licensed this protein to BioMimetic Therapeutics, Inc. originally for the treatment of periodontal disease and bone defects of the head and face, and more recently for the treatment of all other bone defects. In addition to the recently approved product for the treatment of periodontally-related bone defects, BioMimetic is developing a family of product candidates for the treatment of specific orthopedic applications, including bone defects, fractures treated with open and closed surgical procedures, and spinal applications, including vertebral compression fractures. A Phase 1 clinical study was initiated in the first orthopedic indication in 2005.

•	rFactor XIII is a recombinant version of a protein that is involved in blood clotting, and is being developed for the treatment of bleeding disorders. Novo Nordisk acquired rights to this protein in October 2004 after we completed several Phase 1 clinical trials in healthy volunteers and in patients with congenital Factor XIII deficiency. Novo Nordisk plans to study rFactor XIII, both alone and in combination with Factor VIIa, in patients with congenital Factor XIII deficiency and in patients undergoing cardiac surgery or cancer treatment. In October 2005, a Phase 1 study of rFactor XIII was initiated in patients undergoing cardiac surgery.

•	IL-20 is a new member of the IL-10 cytokine family. Novo Nordisk licensed the ex-North American rights to IL-20 in September 2001 pursuant to the option and license agreement and the North American rights in March 2004 under a separate agreement. Our preclinical data suggest that IL-20 may play an important role in the regulation of cutaneous inflammation and the pathology of psoriasis, and therefore is a potential target for the treatment of psoriasis.

•	Fibroblast growth factor-18 (FGF-18) is a novel member of the fibroblast growth factor family of proteins. Our preclinical data suggest that FGF-18 may be useful for healing cartilage damaged by injury or disease. We out-licensed this protein to Serono in October 2004 as part of the strategic alliance.

•	IL-22 receptor subunit alpha (IL-22RA) is a cytokine receptor that neutralizes both IL-20 and IL-22 activities and which is a target for development of a treatment for psoriasis. We have out-licensed this protein to Serono in October 2004 as part of the strategic alliance.

In 2005, the licenses for alpha 1-antitrypsin (AAT) with Arriva Pharmaceuticals, Inc. and for IL-13 receptor subunit alpha2 (IL-13R) with Wyeth were terminated.

Currently Marketed Products

We have participated in the discovery or development of six recombinant protein products marketed by other companies.

•	Novolin® and NovoRapid® (insulin), recombinant human insulin products marketed by Novo Nordisk worldwide for the treatment of diabetes. In collaboration with Novo Nordisk, we developed a process for the production of recombinant human insulin in yeast that is used by Novo Nordisk.

•	NovoSeven® (Factor VIIa), a protein involved in the generation of blood clots, marketed worldwide by Novo Nordisk for the treatment of hemophilia patients. We cloned the gene that codes for human Factor VII and developed a process for the production of activated recombinant human Factor VII, or Factor VIIa, which led to the establishment of the manufacturing process that Novo Nordisk currently uses to produce this protein.

•	Regranex® (platelet-derived growth factor), a growth factor marketed by Ortho-McNeil Pharmaceuticals, Inc., a Johnson & Johnson company, for the treatment of non-healing diabetic ulcers. We cloned the gene that codes for platelet-derived growth factor and demonstrated the importance of this protein in stimulating wound healing.

•	GEM 21S™ (platelet-derived growth factor), a combination of a platelet-derived growth factor with a synthetic bone matrix, developed by BioMimetic Therapeutics, Inc. and marketed by Osteohealth, a division of Luitpold Pharmaceuticals, Inc. for the treatment of periodontally related bone defects. We cloned the gene that codes for platelet-derived growth factor, the active agent in GEM 21S.

•	GlucaGen® (glucagon), a protein marketed by Novo Nordisk, Bedford Laboratories and Eisai Co., Ltd. for use as an aid for gastrointestinal motility inhibition and for the treatment of severe hypoglycemia in diabetic patients treated with insulin. In collaboration with Novo Nordisk, we developed a process for the production of this protein that is currently used by Novo Nordisk in the manufacture of GlucaGen.

•	Cleactor™ (tPA analog), a modified form of the protein tissue plasminogen activator, marketed in Japan by Eisai for the treatment of myocardial infarction, or heart attacks. In collaboration with Eisai, we developed this modified protein, which has enhanced properties that allow it to be given as a single injection.

We earn royalties on sales of all these products except for NovoSeven and NovoRapid, for which we received a one-time payment to satisfy future royalty obligations. In the aggregate, from sales of these products and other technology licenses, we earned royalties of $7.5 million for the year ended December 31, 2005.

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

Manufacturing

In 2004, we completed construction of an expanded research and development facility, which includes a pilot-scale GMP manufacturing facility to be used to supply products for toxicology studies and clinical trials. This facility gives us the capability to manufacture products at up to 100-liter scale using bacterial production systems, and up to 500-liter scale using mammalian cell expression systems. In October 2005, we began production of IL-29 clinical supplies in this facility. The product is manufactured in E. coli in a 100 liter fermentor using a high-yield process developed at ZymoGenetics. We expect to use this facility for future supplies of our various investigational products.

We have entered into a contract manufacturing agreement with Abbott Laboratories for commercial-scale production of rhThrombin. Under the agreement, Abbott will manufacture the rhThrombin bulk drug substance using mammalian cells, according to specifications developed and agreed upon by both companies. Abbott will source all raw materials and components necessary for the manufacture and will be paid at a pre-established price based upon the quantity of bulk drug substance delivered. Abbott has committed to supply each year up to a maximum amount, which we believe is sufficient to meet our projected market demand. The agreement will terminate ten years after the rhThrombin launch. We have also contracted with Patheon, Inc. for fill and finish of rhThrombin.

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

Commercialization

We have developed the following three-pronged strategy for the development and commercialization of our product candidates:

Internal development.    We intend to independently develop products for North America that we believe can be successfully developed with our current infrastructure, as well as additions made to our infrastructure over the next few years. To qualify for internal development, product candidates must satisfy a number of criteria. Formulation, development and manufacturing of these products must initially be feasible through the use of our own facilities or contract providers. The anticipated clinical trials must be of a reasonable size and with fairly well-defined endpoints and guidelines. Finally, the clinical indication and target market must be accessible with a relatively small sales force. We believe that certain of our product candidates, including rhThrombin and IL-21, meet these criteria.

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

Patents and Proprietary Rights

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States. We have more than 300 unexpired issued or allowed United States patents, and over 250 pending United States patent applications. When appropriate, we also seek foreign patent protection and to date have more than 700 issued or allowed foreign patents.

Our success will depend in large part on our ability to:

•	obtain patent and other proprietary protection for the genes, proteins and other inventions that we discover;

•	enforce and defend patents once obtained;

•	operate without infringing the patents and proprietary rights of third parties; and

•	preserve our trade secrets and confidential information.

Our patents and patent applications are directed to composition of matter, methods of using, methods of making and related technologies. Although we believe our patents and patent applications provide a competitive advantage, the patent protection available for genes and therapeutic protein-based products is highly uncertain and involves complex legal and factual questions. No clear policy has emerged regarding the breadth of patents in this area. The law is evolving concerning the scope of patent protection for partial gene sequences, full-length genes and their corresponding proteins. Also, there is substantial uncertainty regarding patent protection for genes without known function or correlation with specific diseases. Social and political opposition to patents on genes may lead to narrower patent protection, or narrower claim interpretation, for genes, their corresponding proteins and inventions related to their use, formulation and manufacture. Patent protection relating to genes and therapeutic protein-based products is also subject to a great deal of uncertainty outside the United States, and patent laws are currently evolving in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries may result in our inability to obtain patents covering the genes or proteins we discover or to enforce patents that have been issued to us, and may allow others to use our discoveries to develop and commercialize therapeutic protein-based products.

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

Third parties may claim that our potential products, processes, formulations, uses or related technologies infringe their patents. Patent litigation is very common in the biopharmaceutical industry, and the risk of infringement claims is likely to increase as the industry continues to expand and as other companies obtain more patents and increase their efforts to discover genes and to develop proteins. Any patent infringement claims that might be brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be nonexclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement claims.

In addition to our patented intellectual property, we also rely on unpatented technology, trade secrets and confidential information, including our genetic sequence database, bioinformatics algorithms, research, preclinical and clinical data and development strategies. Our policy is to require our employees, consultants and advisors to execute a confidentiality and proprietary information agreement before beginning their employment, consulting or advisory relationship with us. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of the individual’s relationship with us except in limited circumstances. These agreements also generally provide that we shall own all inventions conceived by the individual in the course of rendering services to us. The agreements may not provide effective protection of our technology or confidential information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

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

The results of pharmaceutical development, nonclinical studies and clinical trials are submitted to the FDA in the form of a biologics license application for approval of the manufacture, marketing and commercial shipment of the biological product. The biologics license application contains extensive manufacturing information, and each manufacturing facility and quality systems must be inspected and approved by the FDA before a biologics license application can be approved. The testing and approval process is likely to require substantial time, effort and resources, and necessary approvals may not be granted on a timely basis, if at all. The FDA may deny a biologics license application if applicable regulatory criteria or clinical endpoints have not been met. The FDA may also require additional testing of the product or other information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

Some of our product candidates may qualify as orphan drugs under the Orphan Drug Act of 1983. This act generally provides incentives to manufacturers who undertake development and marketing of products to treat relatively rare diseases, defined as those diseases that affect fewer than 200,000 persons annually in the United

States. A drug that receives orphan drug designation by the FDA and is the first product to receive FDA marketing approval for its product claim is entitled to various advantages, including a seven-year exclusive marketing period in the United States for that product claim. However, any new orphan drug that is under review by the FDA for the same or similar product claim will not be precluded from sale in the United States during the seven-year exclusivity period of the approved orphan drug, if the new product is significantly different or clinically superior to the approved orphan drug. Although the FDA recently granted IL-21 orphan drug status for the treatment of melanoma patients with advanced or aggressive disease, it is possible that in the future none of our product candidates will be designated as an orphan drug by the FDA. Also, orphan drug designation may not have a positive effect on our revenues.

To manufacture and sell our potential products, a domestic or foreign drug manufacturing facility must pass an FDA inspection of the facility and quality systems. The facilities are inspected for compliance with applicable requirements, including current Good Manufacturing Practice (cGMP) guidelines and must submit to continued periodic inspection by the FDA. In addition, the FDA imposes a number of complex regulations on entities that advertise and promote biologics, including, among others, standards and regulations for direct-to-consumer advertising, off-label promotions, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and civil and criminal penalties.

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

We are also subject to various federal, state and local laws, regulations, industry guidelines and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our work. Government regulations that might result from future legislation or administrative action, including additions or changes to environmental laws, may materially affect our business operations and revenues.

Competition

We compete with others to identify, establish uses for and patent as many genes and their corresponding proteins as possible and to commercialize the products we develop from these genes and proteins. We face competition from other entities using sophisticated bioinformatics technologies to discover therapeutic proteins, including Genentech, Inc., Human Genome Sciences, Inc., Curagen, Inc., Amgen Inc., Schering-Plough Corp., Eli Lilly & Co. and Medarex, Inc. We also face competition from entities using more traditional methods to discover genes related to particular diseases, including other biotechnology and pharmaceutical companies. We expect that competition in our field will continue to be intense.

We believe the principal competitive factors affecting our markets are:

•	rights to develop and commercialize therapeutic protein-based products, including appropriate patent and proprietary rights;

•	safety and effectiveness of therapeutic protein-based products;

•	the timing and scope of regulatory approvals;

•	the cost and availability of these products;

•	the availability of manufacturing capacity for therapeutic proteins;

•	the availability of appropriate third-party reimbursement programs; and

•	the availability of alternative therapeutic products or treatments.

Although we believe that we are well positioned to compete adequately with respect to these factors in the future, our future success is currently difficult to predict because we have limited experience in developing and commercializing protein-based products. Also, although we believe that our bioinformatics technologies and exploratory biology capabilities provide us with a competitive advantage, other companies or entities may discover and establish a patent position in one or more genes or proteins that we have identified and designated or considered designating as a product candidate. In addition, any potential products based on genes or proteins we identify will face competition both from companies developing gene- or protein-based products and from companies developing other forms of treatment for diseases that may be caused by, or related to, the genes or proteins we identify. Furthermore, our potential products, if approved and commercialized, may compete against well-established existing therapeutic protein-based products. For example, upon rhThrombin’s anticipated entrance into the hemostasis market, we expect it to face substantial competition both from currently marketed plasma-derived thrombin products and from those presently under development. Also, a number of companies currently market other hemostatic agents that present additional competition to rhThrombin.

Our protein-based products would need to obtain adequate reimbursement coverage to compete successfully against existing products that are reimbursed by government health administration authorities, private health insurers and health maintenance organizations. Also, health care professionals and consumers may prefer existing or newly developed products to any product we develop.

In addition, there has been much recent public discussion regarding the creation of laws permitting “generic” or “follow on” versions of biologics. The FDA is studying the issue and there is increasing interest from lawmakers and the public. It is possible that laws will change to permit the approval of “generic” biologics requiring less than full clinical trials, and as a result, we could face greater competition in the marketplace.

Employees

As of December 31, 2005, we had 468 full-time employees, approximately 360 of whom are dedicated to research and development. Each of our employees has signed a confidentiality agreement, and no employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

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

Item 1A.    Risk Factors

Risks Related to Our Business

We have limited experience in developing or commercializing products.

We have not yet fully developed or commercialized any products on our own. Our contributions to the discovery or development of certain therapeutic proteins currently on the market do not indicate that we will be able to successfully develop products alone. Our work relating to these marketed products generally did not include clinical trials or manufacturing, and we did not participate in marketing or other late-stage development or commercialization activities. We have limited experience with product development activities and may not be successful in developing or commercializing any products.

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

The successful commercialization of any product candidates will depend on regulatory approval in each market in which our collaborators, our licensees or we intend to market the product candidates. Each of our product candidates must undergo extensive nonclinical studies and clinical trials as a condition to regulatory approval. Nonclinical studies and clinical trials are time-consuming and expensive and together take several years to complete, and to date we have not completed the clinical testing of any product candidate on our own. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

•	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in nonclinical studies and clinical trials;

•	delays in enrollment of the number and types of patients required for clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	ineffectiveness of product candidates during the clinical trials;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays.

It is possible that none of our product candidates, whether developed on our own, with collaborators or by licensees, will complete clinical trials for any of the markets in which we, our collaborators or licensees intend to sell those product candidates. Accordingly, our collaborators, our licensees or we may not receive the regulatory approvals needed to market our product candidates in any markets. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates could severely harm our business.

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

Any failure to receive the regulatory approvals necessary to commercialize our product candidates could severely harm our business. Our product candidates are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the collection, testing, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market, and we have only limited experience in filing and pursuing applications necessary to gain regulatory approvals.

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

We currently do not have the manufacturing facilities necessary to produce materials for commercial sale, and we have only limited capabilities to produce materials for clinical trials. We intend to rely on collaborators and third-party contract manufacturers and suppliers to produce or provide the quantities of drug materials needed for some of our clinical trials and commercialization of our potential products. For example, we have contracted with Abbott Laboratories to manufacture rhThrombin in bulk form for both supply of clinical trials and eventual commercial sale. In addition, there are several suppliers of important manufacturing process intermediates and a separate contract manufacturer for filling and finishing the bulk product. We will have to rely on these manufacturers and suppliers to deliver materials on a timely basis and to comply with regulatory requirements, including current GMP regulations enforced by the FDA through its facilities inspection program. These manufacturers and suppliers may not be able to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacturing of these materials. In addition, agreements that we have entered into with third-party contract manufacturers in the past contain, and any contracts that we enter into with third-party contract manufacturers in the future may contain, limitations on the quantities of drug materials that such manufacturers will produce, and we may not be able to increase or decrease the supply of drug materials based on unanticipated changes in demand. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we encounter delays in the delivery of materials from, or difficulties in our relationships with, manufacturers, our IND-enabling nonclinical studies and clinical trials may be delayed. Delays in nonclinical studies could postpone the filing of IND applications or the initiation of clinical trials, and delays in clinical trials could postpone the subsequent submission of product candidates for regulatory approval and market introduction.

Our manufacturing facility has limited capacity and may not continue to comply with applicable manufacturing regulations.

Therapeutic proteins are often more difficult and expensive to manufacture than other classes of drugs, and their manufacture requires specialized facilities. We completed construction in 2004 of an expanded research and development facility that includes dedicated pilot-scale GMP manufacturing suites for the production of therapeutic proteins for use in nonclinical and clinical testing. In October 2005, we began production of GMP material in this facility. These initial manufacturing suites will not provide us with the capability to produce drug materials for commercial sale. To develop this capability we would need to acquire larger manufacturing facilities, which are very expensive and require extended periods of time to build and validate. Also, we will be required to adhere to rigorous GMP regulations in the manufacture of therapeutic proteins. If any of our future facilities or quality systems cannot pass a pre-approval plant inspection, the FDA marketing approval of our product candidates may not be granted. In complying with these regulations and any applicable foreign regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality assurance to assure that our potential products meet applicable specifications and other requirements. Any failure to comply with these requirements may subject us to regulatory sanctions and delay or interrupt our development and commercialization efforts.

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

Because we will depend on third parties to conduct certain laboratory tests and clinical trials, we may encounter delays in or lose some control over our efforts to develop product candidates.

In certain instances, we will rely on third parties to design and conduct laboratory tests and clinical trials for us. If we are unable to obtain these services on acceptable terms, we may not be able to complete our product development efforts in a timely manner. Also, because we will rely on third parties for laboratory tests and clinical trials, we may lose some control over these activities or be unable to manage them appropriately, or may become too dependent on these parties. These third parties may not complete the tests or trials on schedule or when we request, and the tests or trials may be methodologically flawed or otherwise defective. Any delays or difficulties associated with third-party laboratory tests or clinical trials may delay the development of our product candidates.

Because we currently have no sales capabilities and limited marketing capabilities, we may be unable to successfully commercialize our potential products.

We currently have no direct sales capabilities and limited marketing capabilities. We have stated our intention to market and sell rhThrombin directly. To do so, we will need to incur significant additional expenses and commit significant additional management resources to develop effective sales and marketing capabilities. We may not be able to establish these capabilities despite these additional expenditures. We also expect that in the future we will rely on collaborators or other third parties to market products that we may develop. These third parties may not be successful in marketing our potential products, and we will have little or no control over their marketing efforts. In addition, we may co-promote our potential products or retain marketing rights in North America to these products. Co-promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these products.

Our bioinformatics-based discovery strategy is unproven, and genes or proteins we have discovered may have no commercial value.

We do not know whether our bioinformatics-based therapeutic protein discovery strategy will yield commercially valuable products because our bioinformatics-derived product candidates are in the early stages of development. For most of our corporate existence, we relied on exploratory biology to study particular diseases and medical conditions and to find potential treatments. We shifted our emphasis to bioinformatics-based discovery in the mid 1990s. Bioinformatics is the use of high-powered computers, software and analytical tools to interpret DNA sequence data and to assist in identifying those genes and proteins that are likely to play a meaningful role in human health. We have used bioinformatics to discover genes and their corresponding proteins in genomic databases, with the goal of developing therapeutic protein-based products based on these discoveries. We have focused our efforts on certain key protein categories, some of which have yielded successful products in the past. Prior successes of other companies in commercializing protein-based products derived from these categories provide no indication that we will be able to establish the medical utility of any therapeutic proteins within these categories beyond those that have already been identified. Also, by focusing on specific categories of proteins, we may have overlooked other therapeutic proteins not contained in these categories that ultimately will be successfully commercialized by others. In addition, we are not aware of any other company that has yet successfully commercialized therapeutic products derived from bioinformatics-based research. Our bioinformatics-based strategy may not result in the successful development or commercialization of any products.

The lack of novel genomic data has required us to pursue novel approaches to discovering proteins that may not yield new product candidates.

Since the mid-1990s we have relied on the flow of genomic data for the discovery of novel genes and proteins. With limited new genomic information, we have shifted our discovery efforts to focus on new approaches to analyzing existing information and to entirely new discovery approaches. These new approaches are unproven and they may not result in the discovery of any new product candidates.

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

Third parties may claim that our potential products processes or related technologies infringe their patents. Patent litigation is very common in the biopharmaceutical industry, and the risk of infringement claims is likely to increase as the industry continues to expand and as other companies obtain more patents and increase their efforts to discover genes and to develop proteins. Any patent infringement claims or similar legal impediments that might be brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore our competitors may be able to obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

The patent protection available for genes, proteins and therapeutic protein-based products is highly uncertain and involves complex legal and factual questions that determine who has the right to develop a particular product. No consistent case law has emerged regarding the breadth of patents in this area. There have been, and continue to be, policy discussions concerning the scope of patent protection that should be awarded to genes and their corresponding proteins. There also continues to be policy concerns regarding the enforceability of patents covering research tools, which we may use during preclinical or clinical testing. Social and political opposition to patents on genes may lead to narrower patent protection for genes and their corresponding proteins. Patent protection relating to genes and therapeutic protein-based products is also subject to a great deal of uncertainty outside the United States, and patent laws are evolving and undergoing revision in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries may result in our inability to obtain patent protection for genes or proteins we discover or to enforce patents that have been issued to us, and may allow others to use our discoveries to develop and commercialize therapeutic protein-based products.

We expect to incur significant expenses in applying for patent protection and prosecuting our patent applications.

We may fail to secure meaningful patent protection relating to any of our existing or future product candidates, discoveries or technologies despite the expenditure of considerable resources. Our success depends significantly on the establishment of patent protection for the genes, proteins and related technologies we discover or invent. Consequently, we intend to continue our substantial efforts in applying for patent protection and prosecuting pending and future patent applications and maintaining patents. These efforts have historically required the expenditure of considerable time and money, and we expect that they will continue to require significant expenditures. If future changes in United States or foreign patent laws complicate or hinder our efforts to obtain patent protection, the costs associated with patent prosecution may increase significantly.

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

In addition, our collaborators or licensees may merge or be acquired and a new company may not be willing to continue the collaboration. For example, Serono announced in November 2005 that it had retained an investment bank to explore various strategic alternatives for the company. Although we are not aware of the outcome of this strategic review, if Serono were to merge with or be acquired by another company, the successor company may choose to scale back or discontinue its co-development activities under the strategic alliance agreement or the development and marketing agreement for TACI-Ig that we have entered into with Serono, which could harm our business.

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

In 2004 we entered into a strategic alliance agreement with Serono, pursuant to which we granted Serono options to license certain rights to proteins in our research pipeline. Although we retained the rights to co-develop and co-commercialize the licensed proteins in the United States, Serono has at least half interest in the United States rights and full rights to these proteins outside the United States, subject to the rights of Novo Nordisk under the above described option agreement. Serono has already licensed three proteins as part of the strategic alliance, for one of which we elected to pursue co-development, and it may license other proteins in the future pursuant to this agreement.

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

Natural or man-made disasters may impair our ability to conduct our business.

Our company operates from a single location in Seattle, Washington, which may be subject to natural or man-made disasters. These disasters could cause damage to our facility, personnel or equipment, which in turn, could cause us to cease or curtail operations. Our business and financial position may also be affected by disasters affecting the operations of one of our partners, manufacturers or suppliers. Disasters may include, but are not limited to earthquakes, tsunamis, fires, floods, power loss, communication failures and other similar events, including the effects of war or acts of terrorism. If any disaster were to occur, our ability to operate our business could be seriously or completely impaired. Although we maintain insurance coverage for many of these types of risks, it may not be adequate to cover our losses resulting from disasters or other business interruptions.

Financial and Market Risks

We anticipate incurring additional losses and may not achieve profitability.

As of December 31, 2005, we had an accumulated deficit of $367.8 million. We expect to continue to incur increasing losses over the next several years, and we may never become profitable. Although our plans indicate we may begin generating rhThrombin sales revenue as early as 2007, a number of factors could cause delay or prevent this from ever occurring. It will be a number of years before we generate revenues from sales of other potential products, if ever. Our revenues from existing collaborative and licensing arrangements are insufficient to cover our operating expenses, and we may never generate revenues from these or any future arrangements sufficient to cover these expenses. In addition, we will continue to incur substantial expenses relating to our research and development efforts. We anticipate that these expenses will increase as we focus on the laboratory tests and clinical trials required to obtain the regulatory approvals necessary for the sale of any products. The development of our product candidates will require significant further research, development, testing and regulatory approvals. We may not be able to complete such development or succeed in developing products that will generate revenues that will justify the costs of development.

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

Assuming we are successful in obtaining marketing approval for rhThrombin in the United States, we expect it to face substantial competition both from currently marketed plasma-derived thrombin products and from those presently under development. In the United States, the only stand-alone thrombin product on the market is Thrombin-JMI, which is sold by King Pharmaceuticals, Inc. rhThrombin’s market potential may be limited if, in clinical studies, we are unable to demonstrate any safety advantages over Thrombin-JMI. Other plasma-derived products that would compete with rhThrombin are presently in development, including bovine thrombin developed by Vascular Solutions, Inc. and human thrombin developed by Johnson & Johnson and OMRIX Biopharmaceuticals, Inc. Furthermore, a number of companies, including Johnson & Johnson and Baxter, currently market other hemostatic agents that may present additional competition to rhThrombin.

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

In recent years, officials have made numerous proposals to change the health care system in the United States. These proposals include measures that would limit or prohibit payments for certain medical procedures and treatments or subject the pricing of pharmaceuticals to government control. Government and other third-party payors increasingly have attempted to control health care costs by limiting both coverage and the level of reimbursement of newly approved health care products. Increasingly, third-party payors have been challenging the prices charged for products. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted marketing approval. The government may adopt future legislative proposals, such as price controls on prescription drugs, and federal, state or private payors for health care goods and services may take further action to limit payments for health care products and services. In addition, in certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. Any of these factors could limit our ability to successfully commercialize our potential products.

We may face increased competition from lower priced products re-imported into the United States from Canada and other countries. The current law, enacted in December 2003, allows the importation of drugs from Canada, but only if the Secretary of Health and Human Services certifies that importation will pose no additional risk to the public’s health and safety. To date, no such certifications have been given. Legislative proposals have been made to change the law to allow importation without any certification. If this or other new legislation or regulations were passed allowing the reimportation of drugs, it could adversely affect the prices of our potential products.

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

Novo Nordisk, together with Warburg Pincus Equity Partners, L.P., beneficially owned an aggregate of approximately 44% of our outstanding common stock as of December 31, 2005. Representatives of these shareholders hold four out of nine seats on our board of directors pursuant to contractual obligations. These shareholders, acting together, have the ability to significantly influence our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, these shareholders, acting together, may be able to cause a change in control, as well as delay or prevent a change in control. They may also discourage a potential acquirer from making a tender offer or otherwise attempting to effect a change in control, even if such a change in control would benefit our other shareholders.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We are headquartered in Seattle, Washington, where we lease space in several buildings in close proximity to one another. We lease a total of approximately 250,000 square feet in these buildings, as shown in the following table.

Property	Square Feet	Use	Lease Expiration Dates
Lake Union Steam Plant	106,000	Laboratories and offices	May 2019
Earl Davie Building	98,000	Laboratories, manufacturing and offices	May 2019
1144 Eastlake Building	46,000	Offices	January 2012

In 2004, we completed an expansion of the Earl Davie Building, adding approximately 45,000 square feet of additional laboratory, manufacturing and office space. In 2005, we added 15,000 square feet of office space in the 1144 Eastlake Building and entered into negotiations for an additional 13,000 square feet in this building, which would become available in 2006. We also own land adjacent to one of the existing buildings, which we are holding for potential expansion in the future. We believe that our existing facilities, together with available, planned and potential expansion space, will be adequate to fulfill our needs for the foreseeable future.

Item 3.    Legal Proceedings

None.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the Nasdaq Stock Market under the symbol ZGEN on February 1, 2002. As of March 1, 2006, we had approximately 40 shareholders of record and 16,000 beneficial holders of our stock. We have never paid cash dividends and do not anticipate paying them in the foreseeable future.

The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of our common stock as quoted on the Nasdaq Stock Market:

	High	Low
Year Ended December 31, 2005
1st Quarter	$22.69	$15.20
2nd Quarter	18.47	15.13
3rd Quarter	20.14	15.80
4th Quarter	18.12	16.02

Year Ended December 31, 2004
1st Quarter	$19.02	$14.52
2nd Quarter	19.00	15.45
3rd Quarter	19.29	12.80
4th Quarter	24.48	17.03

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The selected Statement of Operations Data for the years ended December 31, 2005, 2004, and 2003 and Balance Sheet Data as of December 31, 2005 and 2004 have been derived from our audited financial statements appearing elsewhere in this Form 10-K. The selected Statement of Operations Data for the years ended December 31, 2002 and 2001 and Balance Sheet Data as of December 31, 2003, 2002 and 2001 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$42,909	$35,694	$25,957	$52,775	$17,828
Operating expenses:
Research and development(1)	99,615	99,089	67,748	66,053	44,585
General and administrative(2)	23,321	23,500	18,613	23,328	17,449

Total operating expenses	122,936	122,589	86,361	89,381	62,034

Loss from operations	(80,027)	(86,895)	(60,404)	(36,606)	(44,206)
Other income (expense):
Investment income	9,565	4,944	6,519	7,354	7,250
Interest expense	(7,589)	(6,869)	(5,622)	(904)	(13)
Other, net	24	64	(64)	(187)	—

Total other income (expense)	2,000	(1,861)	833	6,263	7,237

Loss before income tax benefit	(78,027)	(88,756)	(59,571)	(30,343)	(36,969)
Income tax benefit	—	—	—	—	90

Net loss	(78,027)	(88,756)	(59,571)	(30,343)	(36,879)
Preferred stock dividend and accretion	—	—	—	(1,718)	(20,610)

Net loss attributable to common shareholders	$(78,027)	$(88,756)	$(59,571)	$(32,061)	$(57,489)

Basic and diluted net loss per share	$(1.28)	$(1.64)	$(1.26)	$(0.75)	$(4.85)

Weighted-average shares used in computing basic and diluted net loss per share	60,928	54,157	47,317	42,578	11,846

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$366,311	$324,998	$299,892	$285,438	$147,077
Working capital	343,459	297,361	287,413	272,236	138,493
Total assets	453,353	412,184	375,909	347,934	205,435
Mandatorily redeemable convertible preferred stock	—	—	—	—	260,540
Total shareholders’ equity (deficit)	333,663	278,550	287,915	269,341	(79,402)

(1)	The years ended December 31, 2005, 2004, 2003, 2002, and 2001 include noncash stock-based compensation expense of $2,394, $4,802, $4,284, $4,318, and $2,028, respectively.
(2)	The years ended December 31, 2005, 2004, 2003, 2002, and 2001 include noncash stock-based compensation expense of $519, $4,493, $2,770, $2,870, and $1,479, respectively.

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

An important element of our strategy is that we intend to maintain all or a significant share of the commercial rights to a number of our product candidates in North American markets. As a result, we will be required to pay a significant portion of the development costs for these product candidates. A second important element of our strategy is that we are developing a broad portfolio of product candidates to give our company more opportunities to be successful. We currently have three product candidates in clinical development and expect to add additional proteins to this portfolio in the future. Thus, we are paying a significant portion of development costs for several potential products. Assuming these product candidates progress through clinical development successfully, the costs of clinical trials are expected to increase significantly.

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

We expect that it will be several years or more before we can generate enough product-related revenues to reach net income or cash flow breakeven. For example, we have estimated that our net loss will be within the range of $135-150 million in 2006, and that we will use net cash of $125-140 million. Revenues from existing relationships help to defray our expenses, but additional funding will be required, the amount of which could be significant. We may decide to enter into additional product development collaborations, which would reduce our funding requirements. We may also generate funding through licensing of patents that are not relevant to our product development programs.

It is likely that we will continue to look for opportunities to raise equity capital as a primary means of funding our company over the next several years. The equity markets for biotechnology stocks have tended to experience long cycles during which the sale of equity securities has been extremely difficult. It is not possible to predict the timing or length of these cycles. As a result, many biotechnology companies, including ours, have adopted an opportunistic strategy of raising equity capital when it is available. We believe this strategy is important to minimizing the financial risks to our company and our shareholders. Consistent with our strategy, in August 2005, we issued 7.5 million shares of common stock raising net proceeds of $126.4 million.

Results of Operations

Revenues

Royalties.    We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 33% of our outstanding common stock, and several other companies. Royalties decreased in 2005 versus 2004 primarily due to insulin and glucagon patent expiration in certain countries and unfavorable changes in foreign exchange rates. Insulin and glucagon royalties declined to 49% of our total royalty revenues in 2005, from 70% in 2004. This downward trend is expected to continue and, in 2007, royalties for both insulin and glucagon in the remaining major markets will end. We have opportunities to earn royalties in the future under other existing license agreements, such as royalties on sales of GEM 21S, a product of BioMimetic Therapeutics, Inc. approved by the FDA and launched commercially in late 2005.

Option fees.    In all three years presented, we earned an annual option fee of $7.5 million from Novo Nordisk under an Option and License Agreement, pursuant to which we have granted an option to license certain rights to proteins that we discover. The initial term of this agreement expired in November 2004; however, Novo Nordisk exercised its right to extend the agreement to November 2006 and has paid us $7.5 million per year for those two additional years. We received the final payment from Novo Nordisk in November 2005, of which $6.5 million was recorded as deferred revenue at December 31, 2005 and will be recognized as option fee revenue in 2006.

In September 2004, we signed a five-year strategic alliance agreement with Serono under which Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. We recorded $3.1 million and $683,000 of revenue from this agreement in 2005 and 2004, respectively, and $11.9 million was recorded as deferred revenue at December 31, 2005, which will be recognized at a rate of $3.1 million per year.

License fees and milestone payments.    Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. For certain license agreements that require no continuing performance of us, we record license fees as revenue upon execution of the agreement. Revenue from license fees increased 25% in 2005 to $14.8 million, from $11.8 million in 2004. The increase was primarily attributable to the full year recognition of license fees in 2005 related to the Novo Nordisk rFactor XIII license agreement and Serono strategic alliance license agreements executed in late 2004. In addition, we received and earned a one-time, lump sum fee from Eli Lilly and Company in early 2005 for a license to certain Protein C patents. Revenue from license fees increased 165% in 2004 from $4.5 million in 2003. This increase was primarily due to the license fees earned in 2004 from the Novo Nordisk rFactor XIII license agreement and other licenses granted to Novo Nordisk and Amgen, Inc. At December 31, 2005, $14.7 million related to license agreements was recorded as deferred revenue, which we currently expect to be recognized in future periods as follows (in thousands):

2006	$6,333
2007	2,527
2008	2,527
2009	2,143
2010	763
Thereafter	381

Total	$14,674

Revenues from milestone payments that represent completion of separate and substantive earnings processes are recognized when the milestone is achieved and amounts are due and payable. From year to year, this revenue item can fluctuate substantially based on the completion of development related milestones. Milestone payment revenue earned in 2005, 2004 and 2003 was $10.0 million, $4.4 million and $4.6 million, respectively. The increase in 2005 was attributable to the achievement of development related milestones in 2005 by Novo Nordisk related to clinical development of rFactor XIII and by BioMimetic Therapeutics related to FDA approval of GEM 21S.

Although revenue for both license fees and milestone payments increased in 2004 and 2005, we do not expect this trend to continue in 2006 unless additional agreements are completed in 2006 that provide current year revenue. Overall, we anticipate a 15-25% decline in total revenues in 2006.

Operating Expenses

Research and development expense.    Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables and contracted services. Generally, over the past two years, our research and development activities have expanded, particularly related to our clinical stage product candidates, rhThrombin, TACI-Ig and IL-21. In 2005, however, decreases in contracted services and noncash stock-based compensation offset most of the increased costs related to the expansion. In each of the past three years, research and development expense was slightly offset by cost reimbursements from Novo Nordisk for work performed on rFactor XIII and IL-21. The IL-21 preclinical collaboration ended in early 2004 and work supporting the rFactor XIII clinical development program began in late 2004 and is expected to end in 2006.

The trends within major categories of research and development expense are shown in the following table (in thousands).

	2005	2004	2003
Salaries and benefits	$45,317	$38,496	$32,679
Consumables	12,208	9,681	8,601
Facility costs	6,351	5,687	4,551
Contracted services	28,828	35,809	17,956
Depreciation and amortization	5,147	4,652	4,564
Noncash stock-based compensation	2,394	4,802	4,284

Subtotal	100,245	99,127	72,635
Cost reimbursement from Novo Nordisk	(630)	(38)	(4,887)

Net research and development expense	$99,615	$99,089	$67,748

Our most significant internal research and development costs are salaries and benefits, consumables and facility costs, as shown in the table above. From year to year these costs, overall, have tended to show a relatively constant level of growth, tracking fairly consistently with increases in our employee base. Over the past three years, we have added approximately 76 full-time equivalent employees who are involved in product development activities.

Contracted services include the cost of items such as contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs primarily relate to clinical development programs and can fluctuate substantially from year-to-year depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials during which costs decline. Our clinical trial costs increased in 2004, reflecting the costs of rhThrombin Phase 2 clinical trials. We experienced further clinical trial cost increases in 2005 corresponding to the start of a rhThrombin Phase 3 clinical trial and an increase in IL-21 clinical trial activity. Also, contract manufacturing costs tend to be incurred irregularly over the course of a development program, with relatively short manufacturing campaigns that may provide enough product to supply multiple years of clinical trial activity. Our contract manufacturing costs increased substantially in 2004, reflecting process development and manufacturing campaigns for both rFactor XIII and rhThrombin. The completion of this manufacturing work in late 2004 led to a decrease in contract manufacturing costs in 2005.

To date, our business needs have not required us to fully allocate all research and development costs among our various programs. However, we track direct labor, contracted services and certain consumable costs by program, which we monitor to ensure appropriate utilization of company resources. We also incur indirect costs that are not allocated to specific programs. These costs include indirect labor, certain consumable costs, facility costs, and depreciation and amortization, all of which benefit all of our research and development programs.

The following table presents our research and development costs allocated to clinical development, pre-development and discovery research programs, together with the unallocated costs that benefit all programs. The costs of clinical development programs are presented from the inception of clinical development activities for such programs to date. Due to the relatively short duration and lack of defined outcomes for pre-development and discovery programs, costs from inception to date are not meaningful.

	2005	2004	2003	Inception To Date
Clinical development programs:
Hemostasis	$22,574	$34,344	$17,744	$98,394
Autoimmunity and oncology	17,585	11,925	5,552	39,337
Antiviral	3,478	—	—	3,478
Pre-development programs	8,595	9,951	9,867
Discovery research programs	9,645	8,505	6,490
Unallocated indirect costs	37,738	34,364	28,095

Total	$99,615	$99,089	$67,748

The following summarizes the reasons for fluctuations in research and development program costs for the three years presented in the table:

•	Hemostasis clinical development program (rhThrombin and rFactor XIII) costs increased substantially from 2003 to 2004, reflecting process development and manufacturing campaigns for rFactor XIII and rhThrombin carried out in 2004. The completion of this manufacturing work and the licensing of rFactor XIII to Novo Nordisk in late 2004 led to the decrease in costs in 2005.

•	Autoimmunity and oncology clinical development program (TACI-Ig and IL-21) costs increased from 2003 to 2004 primarily due to the effect of $4.9 million of IL-21 cost reimbursements from Novo Nordisk in 2003. Increases in our share of TACI-Ig joint development costs paid to Serono contributed to the increases in both 2004 and 2005. Increases in direct labor and consumables, particularly with respect to IL-21 development, also contributed to the increases in costs from 2004 to 2005.

•	Antiviral clinical development program costs in 2005 reflect the initiation of activities associated with advancement of IL-29 into clinical testing.

•	Pre-development program costs have declined slightly over the three years, while discovery research program costs have increased slightly, reflecting a modest shift in our research effort toward exploratory projects oriented to identifying new potential product candidates.

The estimated times and costs to completion for the various stages of clinical development can vary significantly, depending on the nature of the product candidate, the disease indication in which it is being tested and many other factors. General expectations for estimated times to completion of each stage of clinical testing are shown in the following table.

Clinical Phase	Estimated Completion Time
Phase 1	1-2 years
Phase 2	2-3 years
Phase 3	2-3 years

Due to the significant risks and uncertainties inherent in preclinical testing and the clinical trials associated with biopharmaceutical research and development programs, the remaining time and cost to complete any such projects is difficult to estimate. Each succeeding phase is dependent on the outcome of the previous one, and the data obtained from these studies may be inadequate to support advancement to the next phase, requiring added time and effort. Many projects will not advance to the next phase, even though they appeared promising based on earlier data and test results.

We anticipate that research and development expense will continue to increase, as we continue to advance and expand our internal product development programs. We expect that a number of factors, including the following, will contribute to an increase of 30-40% in 2006, before considering the added effect of noncash stock-based compensation expense related to stock options and by 45-55%, considering the added effect of noncash stock-based compensation expense related to stock options.

•	costs of the rhThrombin Phase 3 program, including clinical trials and manufacture of product needed to support a BLA filing;

•	manufacture of initial rhThrombin bulk drug inventory for eventual commercial sale;

•	increased clinical trial costs for TACI-Ig and IL-21 with the initiation of Phase 2 testing and expansion of IL-21 testing into combination therapy; and

•	increased staffing to support the advancing programs, particularly in the clinical, medical, quality and regulatory areas.

General and administrative expense.    General and administrative expense consists primarily of salaries and benefit expenses, professional fees and other corporate costs.

In 2005, general and administrative expense decreased by 1% versus 2004. Although we experienced substantial cost increases due to added headcount and activities related to preparation for commercialization of rhThrombin, the increases were nearly offset by decreases in state and local taxes of $429,000 and decreases in noncash stock-based compensation expense of $4.0 million.

In 2004, general and administrative expense increased 30% over 2003 primarily due to:

•	an increase in headcount related costs and growth in supporting areas such as strategic marketing;

•	an increase in state and local taxes related to transaction fees received;

•	legal costs related to business development activities; and

•	an increase in noncash stock-based compensation expense attributable to a one-time compensation charge of $3.2 million related to the repayment of loans by certain executives.

We anticipate that our general and administrative requirements will increase to support our development programs as they advance towards commercialization, particularly with respect to rhThrombin. We estimate that general and administrative expense may increase by 20-30% in 2006, before consideration of the noncash stock-based compensation expense related to stock options and by 50-60%, considering the added effect of noncash stock-based compensation expense related to stock options.

Noncash stock-based compensation expense.    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 1 to the financial statements). SFAS 123(R) will become effective for fiscal years beginning after June 15, 2005. Accordingly, we will be required to begin expensing amounts related to employee stock options effective January 1, 2006. We have elected to adopt the modified prospective transition method and will determine fair value using the Black-Scholes valuation method. Accordingly, we have estimated that the financial impact in 2006 will be to increase our operating expenses by approximately $19-21 million, of which approximately 65% will be classified as research and development expense and the remainder as general and administrative expense.

Other Income (Expense)

Investment income.    Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: amount of cash reserves invested, the effective interest rate and the amount of gains or losses recognized. The following table shows how each of these factors affected investment income for the three years reported (in thousands):

	2005	2004	2003
Weighted average amount of cash reserves	$326,441	$284,948	$256,471
Effective interest rate	3.09%	1.79%	2.16%

Investment income before gains and losses	10,099	5,102	5,535
Net gains (losses) on sales of investments	(534)	(158)	984

Investment income, as reported	$9,565	$4,944	$6,519

Interest expense.    We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. We recorded interest expense of $7.6 million, $6.9 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increases in 2005 and 2004 resulted from an additional lease obligation of approximately $15 million effective upon completion of our facility expansion project in mid-2004.

Liquidity and Capital Resources

As of December 31, 2005, we had cash, cash equivalents and short-term investments of $366.3 million, which we intend to use to fund our operations and capital expenditures over the next several years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources should provide sufficient funding for the next several years. If we complete additional collaborative development transactions, which would generate both revenues and cost reductions, these cash resources would fund our company over a longer period of time.

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

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, in 2004 upon the execution of a strategic alliance agreement with Serono and a license agreement with Novo Nordisk, we recorded $36.2 million of deferred revenue, which is being recognized as revenue over approximately five years. For the year ended December 31, 2005, we recognized $15.7 million of deferred revenue from these and other transactions, causing our cash used in operating activities to be higher than our corresponding net loss. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

Cash flows from investing activities.    Our most significant use of cash in investing activities is for capital expenditures. We expend a certain amount each year to maintain the effectiveness of our business, for example, to adopt newly developed technologies, expand into new functional areas, adapt our facilities to changing needs, or replace obsolete assets. In addition, we have used cash to purchase land and expand our facilities. The following table shows the amount of cash going toward each of these types of capital expenditures (in thousands):

	2005	2004	2003
Ongoing equipment/facility expenditures	$5,188	$3,364	$2,390
Expansion of R&D facility, including pilot scale manufacturing plant	499	13,605	10,172

Total	$5,687	$16,969	$12,562

The research and development facility expansion project was partially funded by an allowance from our landlord, which is reflected as cash flow from financing activities. The project began in April 2003 and construction was completed in mid-2004. We expect to spend approximately $6-8 million in 2006 on routine capital equipment and facility projects.

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

Cash flows from financing activities.    Net proceeds from common stock offerings constitute by far the largest element of financing cash flows. We received $126.4 million in net proceeds from an underwritten follow-on offering completed in August 2005, $66.8 million from the sale of common stock to both Amgen and Serono in 2004 and $71.3 million from the sale of common stock in another follow-on offering in 2003. In 2002, we completed a sale and leaseback of our headquarter buildings, which has been accounted for as a financing transaction. Our landlord provided an allowance of $14.9 million to be applied toward the cost of our research and development facility expansion project. We received $7.9 million of this amount in 2003 and the remainder in 2004.

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

Contractual Obligations

At December 31, 2005 we are contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Building lease obligations	$123,082	$7,353	$15,486	$16,589	$83,654
Operating leases	10,257	1,536	3,292	3,480	1,949
Development contracts	10,767	9,794	973	—	—

Total	$144,106	$18,683	$19,751	$20,069	$85,603

The building lease obligations, which resulted from our 2002 sale-leaseback financing transaction, reflect the reset of the lease terms to 15 years beginning May 2004. Operating lease remaining terms range from one to seven years. Operating leases generally relate to leased office space nearby our corporate headquarter buildings. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. The development contracts include the production of process validation lots of rhThrombin, which may also be used partly for commercial purposes.

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

License and upfront fees.    We enter into various licensing and collaborative agreements that generate significant license or other upfront fees with subsequent milestone payments earned upon completion of development milestones. We estimate the period over which we have continuing commitments to perform under these agreements. Revenue from upfront fees is recognized on a straight-line basis over this period, which has ranged in duration from six months to ten years. For certain license agreements that require no continuing performance on our part, license fee revenue is recognized immediately upon execution of the agreement.

Stock-based compensation.    As permitted by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), we elected to follow Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for employee stock option grants and apply the disclosure-only provisions of SFAS 123 to account for our stock option plans. Under APB 25, compensation expense is based on the excess, if any, of the estimated fair value of our stock at the date of grant over the exercise price of the option. Prior to the completion of our initial public offering, we granted options with exercise prices that were lower than the estimated fair value of the stock on the date of grant. We used our best judgment to estimate the fair value of our stock as of the various grant dates, which resulted in share prices ranging from $9.09 to $15.11. Based on these estimated values, we recorded $29.2 million of deferred compensation, which has been fully amortized at December 31, 2005.

Effective January 2006, we will record stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-based Payment (SFAS 123(R)). This new standard applies to all unvested awards and all future awards at the adoption date. The stock-based compensation expense associated with the unvested awards as of the adoption date will be recorded according to SFAS 123, as is shown in our pro-forma disclosure in Note 1. Awards granted after the adoption date will be recorded as expense according to SFAS 123(R). The Company has elected to adopt the modified prospective transition method and will determine fair value using the Black-Scholes valuation method. Accordingly, the Company has estimated that the financial impact in 2006 will be to increase net loss by approximately $19 million to $21 million.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of

ZymoGenetics, Inc.

We have completed integrated audits of ZymoGenetics, Inc.’s 2005 and 2004 financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of ZymoGenetics, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

March 10, 2006

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$122,322	$117,308
Short-term investments	243,989	207,690
Receivables
Related party	962	2,612
Trade	2,366	2,213
Interest and other receivables	1,775	1,453
Prepaid expenses	3,781	3,234

Total current assets	375,195	334,510
Property and equipment, net	71,803	71,960
Other assets	6,355	5,714

Total assets	$453,353	$412,184

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,897	$3,867
Accrued liabilities	11,911	11,104
Deferred revenue	15,928	22,178

Total current liabilities	31,736	37,149
Lease obligations	66,754	66,085
Deferred revenue	17,070	26,485
Other noncurrent liabilities	4,130	3,915

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 65,935 and 57,574 issued and outstanding at December 31, 2005 and 2004, respectively	702,957	572,564
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Deferred stock compensation	—	(2,966)
Accumulated deficit	(367,816)	(289,789)
Accumulated other comprehensive loss	(1,478)	(1,259)

Total shareholders’ equity	333,663	278,550

Total liabilities and shareholders’ equity	$453,353	$412,184

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenues
Royalties
Related party	$3,660	$7,871	$6,409
Other	3,850	3,417	2,988
Option fees
Related party	7,500	7,500	7,500
Other	3,137	683	—
License fees and milestone payments
Related party	13,328	12,316	4,128
Other	11,434	3,907	4,932

Total revenues	42,909	35,694	25,957

Operating expenses
Research and development (includes noncash stock-based compensation expense of $2,394 in 2005, $4,802 in 2004 and $4,284 in 2003)	99,615	99,089	67,748
General and administrative (includes noncash stock-based compensation expense of $519 in 2005, $4,493 in 2004 and $2,770 in 2003)	23,321	23,500	18,613

Total operating expenses	122,936	122,589	86,361

Loss from operations	(80,027)	(86,895)	(60,404)
Other income (expense)
Investment income	9,565	4,944	6,519
Interest expense	(7,589)	(6,869)	(5,622)
Other, net	24	64	(64)

Total other income (expense)	2,000	(1,861)	833

Net loss	$(78,027)	$(88,756)	$(59,571)

Net loss per share—basic and diluted	$(1.28)	$(1.64)	$(1.26)

Weighted-average number of shares used in computing net loss per share	60,928	54,157	47,317

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Notes receivable from shareholders	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at January 1, 2003	45,815	$427,010	$(725)	$(18,291)	$(141,462)	$2,809	$269,341
Comprehensive loss:
Net loss	—	—	—	—	(59,571)	—	(59,571)
Unrealized losses on short-term investments, net of reclassification adjustment	—	—	—	—	—	(2,283)	(2,283)

Total comprehensive loss							(61,854)
Common stock issued in connection with stock option exercises	579	2,060	—	—	—	—	2,060
Deferred stock compensation related to stock options:
Forfeitures	—	(1,782)	—	1,782	—	—	—
Amortization	—	—	—	7,054	—	—	7,054
Net proceeds from issuance of common stock	6,100	71,314	—	—	—	—	71,314

Balance at December 31, 2003	52,494	498,602	(725)	(9,455)	(201,033)	526	287,915

Comprehensive loss:
Net loss	—	—	—	—	(88,756)	—	(88,756)
Unrealized losses on short-term investments, net of reclassification adjustment	—	—	—	—	—	(1,785)	(1,785)

Total comprehensive loss							(90,541)
Common stock issued in connection with stock option exercises	1,322	5,142	—	—	—	—	5,142
Compensation expense related to loan repayment	—	3,226	—	—	—	—	3,226
Loan repayment	(43)	(752)	725	—	—	—	(27)
Deferred stock compensation related to stock options:
Forfeitures	—	(420)	—	420	—	—	—
Amortization	—	—	—	6,069	—	—	6,069
Net proceeds from issuance of common stock	3,801	66,766	—	—	—	—	66,766

Balance at December 31, 2004	57,574	572,564	—	(2,966)	(289,789)	(1,259)	278,550

Comprehensive loss:
Net loss	—	—	—	—	(78,027)	—	(78,027)
Unrealized losses on short-term investments, net of reclassification adjustment	—	—	—	—	—	(219)	(219)

Total comprehensive loss							(78,246)
Common stock issued in connection with stock option exercises	861	4,036	—	—	—	—	4,036
Deferred stock compensation related to stock options:
Forfeitures	—	(53)	—	53	—	—	—
Amortization	—	—	—	2,913	—	—	2,913
Net proceeds from issuance of common stock	7,500	126,410	—	—	—	—	126,410

Balance at December 31, 2005	65,935	$702,957	$—	$—	$(367,816)	$(1,478)	$333,663

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(78,027)	$(88,756)	$(59,571)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,286	5,469	5,447
Net (gains) losses on disposition of property and equipment	(23)	(59)	100
Noncash milestone revenue	(500)	—	—
Noncash stock-based compensation	2,913	9,295	7,054
Net realized losses (gains) on sale of short-term investments	534	158	(984)
Amortization of premium on short-term investments	1,022	2,679	3,225
Changes in operating assets and liabilities
Receivables	1,174	(378)	(2,160)
Prepaid expenses	(547)	(509)	(522)
Other assets	(85)	(400)	(1,422)
Accounts payable	(393)	911	(809)
Accrued liabilities	807	2,803	2,612
Deferred revenue	(15,665)	35,684	(3,855)
Lease obligations	669	598	455
Other noncurrent liabilities	215	554	636

Net cash used in operating activities	(81,620)	(31,951)	(49,794)

Investing activities
Purchases of property and equipment	(5,687)	(16,969)	(12,562)
Purchases of short-term investments	(360,850)	(256,835)	(288,579)
Proceeds from sale of property and equipment	4	88	72
Proceeds from sale and maturity of short-term investments	322,721	246,548	311,568

Net cash (used in) provided by investing activities	(43,812)	(27,168)	10,499

Financing activities
Net proceeds from issuance of common stock	126,410	66,766	71,314
Construction advance from landlord	—	6,943	7,918
Proceeds from exercise of stock options	4,036	5,142	2,060

Net cash provided by financing activities	130,446	78,851	81,292

Net increase in cash and cash equivalents	5,014	19,732	41,997
Cash and cash equivalents at beginning of period	117,308	97,576	55,579

Cash and cash equivalents at end of period	$122,322	$117,308	$97,576

Supplemental disclosures
Cash paid for interest	$7,589	$6,869	$5,197

Non-cash additions (reductions) to property and equipment	$423	$(1,852)	$2,445

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and summary of significant accounting policies

Nature of operations

ZymoGenetics, Inc. (the Company) was incorporated in the state of Washington in June 1981 and operated independently until it was acquired in 1988 by Novo Nordisk North America, a wholly owned subsidiary of Novo Nordisk A/S (Novo Nordisk). In November 2000, the Company became independent from Novo Nordisk upon completion of a private placement of Series B mandatorily redeemable convertible preferred stock with an investor consortium. In February 2002, the Company completed an initial public offering of common stock, at which time all Series A and B mandatorily redeemable convertible preferred stock was converted to common stock. Through this and other significant stock offerings, Novo Nordisk’s ownership percentage has been reduced to approximately 33% at December 31, 2005.

As an independent biopharmaceutical company, the Company is focused on the discovery, development and commercialization of protein therapeutics for the treatment of significant human diseases. The Company has generated a pipeline of proprietary product candidates and intends to commercialize them through internal development, collaborations with biopharmaceutical partners or out-licensing of patents.

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

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their relative short maturities. The carrying values of certain other assets and other noncurrent liabilities approximate fair value as adjustments to market are recorded each period.

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

Leasehold improvements are amortized evenly over their estimated useful lives or the remaining term of the lease, whichever is shorter. At December 31, 2005, the Company is amortizing its leasehold improvements over periods ranging from 8 to 15 years.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Measurement of an impairment is required when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value. The Company has not recognized any impairment losses through December 31, 2005.

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

The Company enters into various licensing and collaborative agreements that generate significant license or other upfront fees with subsequent milestone payments earned upon completion of development milestones by the other party. The Company uses its best judgment to estimate the period over which there are continuing commitments to perform under these agreements. Revenue from upfront fees is recognized on a straight-line

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

basis over this period, which has ranged in duration from six months to ten years. For license agreements that require no continuing performance on the Company’s part, license fee revenue is recognized immediately upon execution of the agreement. Revenues from milestone payments representing completion of separate and substantive earnings processes are recognized when the milestone is achieved and amounts are due and payable.

Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

Research and development costs

Research and development costs, consisting of salaries and benefit expenses, costs of consumables, facility costs and contracted services, are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no future use are expensed when incurred. Reimbursement for shared expenses received from collaboration partners are recorded as reductions to research and development expenses.

Patent costs

Costs relating to filing, pursuing, and defending patent applications are expensed to general and administrative costs as incurred.

Income taxes

The Company records a provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires the liability method of accounting for income taxes. Deferred tax assets or liabilities are recorded for all temporary differences between financial and tax reporting. Deferred tax expense or benefit results from the net change during the period of the deferred tax assets and liabilities. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be realized.

Stock-based compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123), the Company has accounted for employee stock option grants under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and applied the disclosure-only provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to account for its stock option plans. Under APB 25, compensation expense is based on the excess, if any, of the estimated fair value of the Company’s stock at the date of grant over the exercise price of the option. Deferred compensation, relating to employee stock option grants awarded prior to the Company’s initial public offering in February 2002, has been amortized over the vesting period of the individual options using the straight-line method. All employee stock option grants awarded subsequent to the Company’s initial public offering have been granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and net loss per share as if the fair value based method had been applied to all outstanding and unvested awards for each of the years ended December 31 (in thousands, except per share data):

	2005	2004	2003
Net loss, as reported	$(78,027)	$(88,756)	$(59,571)
Add: employee stock-based compensation under APB 25 included in reported net loss	2,913	6,069	7,054
Add: employee stock-based compensation related to the repayment of loans to purchase common stock included in reported net loss	—	3,226	—
Deduct: employee stock-based compensation expense determined under the fair value method	(18,523)	(15,722)	(12,610)

Net loss, pro forma	$(93,637)	$(95,183)	$(65,127)

Basic and diluted net loss per share, as reported	$(1.28)	$(1.64)	$(1.26)

Basic and diluted net loss per share, pro forma	$(1.54)	$(1.76)	$(1.38)

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

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Loss per share

Basic and diluted net loss per share has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded all outstanding options to purchase common stock from the calculation of diluted net loss per share, as such shares are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share for years ended December 31 (in thousands, except per share data):

	2005	2004	2003
Net loss	$(78,027)	$(88,756)	$(59,571)

Weighted-average shares used in computing basic and diluted net loss per share	60,928	54,157	47,317

Basic and diluted net loss per share	$(1.28)	$(1.64)	$(1.26)

Securities not included in net loss per share calculation:
Options to purchase common stock	11,470	10,116	9,378

Recent accounting pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board (FASB) approved the issuance of FASB Staff Position (FSP) EITF 03-01-01, which delayed the effective date until additional guidance was issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that were impaired. In November 2005, the FASB issued FSP FAS 115-01 and FAS 124-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraphs 10-18 of EITF 03-01 and references existing other-than-temporary impairment guidance. The guidance under this FSP is effective for reporting periods beginning after December 15, 2005 and the Company continued to apply relevant “other-than-temporary” guidance as provided for in FSP EITF 03-01-01 during 2005. The Company does not expect the adoption of FSP FAS 115-01 and FAS 124-01 to have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 1 to the financial statements). In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, Share-Based Payment, which expresses views of the SEC Staff about the application of

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

SFAS 123(R). In April 2005, the SEC adopted a new rule that amends the compliance date for SFAS 123(R) to the beginning of the next fiscal year that begins after June 15, 2005. Accordingly, the Company will be required to begin expensing amounts related to employee stock options effective January 1, 2006. The Company has elected to adopt the modified prospective transition method and will determine fair value using the Black-Scholes valuation method. Accordingly, the Company has estimated that the financial impact in 2006 will be to increase net loss by approximately $19 million to $21 million.

In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This Interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and is effective for the Company on December 31, 2005. The adoption of this interpretation has not materially impacted the results of operations or the financial position of the Company.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections-a replacement of APB No. 20 and FAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the provisions of this statement effective January 1, 2006.

2.    Short-term investments

Short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Type of security:
Commercial paper and money market	$2,904	$—	$(1)	$2,903
Corporate debt securities	73,862	8	(293)	73,577
Asset-backed securities	115,831	5	(904)	114,932
U.S. government and agency securities	52,870	—	(293)	52,577

	$245,467	$13	$(1,491)	$243,989

Maturity date:
Less than one year	$141,586			$141,103
Due in 1-3 years	103,881			102,886

	$245,467			$243,989

December 31, 2004
Type of security:
Corporate debt securities	$45,489	$21	$(288)	$45,222
Asset-backed securities	82,467	21	(548)	81,940
U.S. government and agency securities	80,993	—	(465)	80,528

	$208,949	$42	$(1,301)	$207,690

Maturity date:
Less than one year	$147,764			$146,941
Due in 1-3 years	61,185			60,749

	$208,949			$207,690

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

At December 31, 2005, the aggregate estimated fair value of the investments with unrealized losses was as follows (in thousands):

Commercial paper and money market	$2,903
Corporate debt securities	52,210
Asset-backed securities	103,350
U.S. government and agency securities	52,577

$211,040

Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2005, are summarized as follows (in thousands):

	Fair Value	Unrealized Loss
Less than one year	111,085	(495)
Greater than one year	99,955	(996)

	$211,040	$(1,491)

Realized gains were $16,000, $227,000 and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Realized losses were $550,000, $385,000, and $313,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Reclassification adjustments reflected in other comprehensive income for net realized gains and losses were $498,000 loss, $13,000 loss, $1.0 million gain for the years ended December 31, 2005, 2004 and 2003, respectively.

3.    Property and equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2005	2004
Land and buildings	$74,321	$74,288
Leasehold improvements	1,103	821
Furniture and equipment	44,320	40,888
Construction in progress	495	—

	120,239	115,997
Less: Accumulated depreciation and amortization	(48,436)	(44,037)

	$71,803	$71,960

Land and buildings include assets deemed owned in connection with the sale and leaseback financing transaction described in Note 5.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Accrued liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	2005	2004
Vacation pay	$2,968	$2,505
Incentive compensation	4,523	3,287
Contract services	3,676	4,517
City and state taxes	62	291
Severance payments	152	138
Other	530	366

	$11,911	$11,104

5.    Lease obligation

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

In 2003, the Company exercised its option to expand one of its leased buildings and, effective May 2004, the Company assumed occupancy of the new space. The Company incurred total project costs of approximately $21 million excluding equipment and received an advance from the landlord of $14.9 million. The advance from the landlord of $14.9 million has been reclassified as an addition to the long-term lease obligation with an annual effective interest rate of approximately 12%. At the end of the lease term, the remaining balance of the liability will approximate the net book value of the buildings leased. Upon the completion of the expansion project, the lease terms for all three buildings were reset to 15 years from the date of occupancy of the expansion space.

The Company is required to develop certain space within the expanded facility by May 2008, according to lease specifications. If this requirement is not satisfied, the Company must post a $1 million letter of credit (LOC) made available to the landlord until the lease specifications have been met. If the Company does not develop the space within specification by the end of the 15-year lease term, the landlord will have the right to draw down the full amount of the LOC in satisfaction of this obligation. The Company does not anticipate it will incur significant costs towards the development of this space and will reevaluate this obligation once the build-out has been completed.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s scheduled payments under the lease obligation, including the additional payments related to the expansion and the reset of the lease term to 15 years:

Year ending December 31,
2006	$7,353
2007	7,610
2008	7,876
2009	8,152
2010	8,437
Thereafter	83,654

$123,082

6.    Transactions and accounts with related parties

The Company earns royalties on several products marketed and sold by Novo Nordisk, including recombinant insulin and recombinant glucagon. Royalties are based on contracts predating the Company’s acquisition by Novo Nordisk. The Company earned total royalties from Novo Nordisk of approximately $3.7 million, $7.9 million and $6.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In December 2002, the Company completed a collaborative agreement with Novo Nordisk for the preclinical development of IL-21. Under the terms of the agreement, the Company and Novo Nordisk collaborated on all research and development activities leading up to the filing of an Investigational New Drug application (IND) in the United States, which occurred in April 2004. Upon signing, Novo Nordisk paid $4.0 million to the Company as reimbursement of a portion of the Company’s costs incurred prior to the agreement. Novo Nordisk also agreed to pay the Company up to $7.0 million for its 50% share of IL-21 development costs incurred from the date of the agreement through the filing of the IND. Novo Nordisk paid a total of $8.9 million to the Company under this collaborative agreement.

In March 2004, the Company signed a license agreement with Novo Nordisk providing it exclusive license rights to commercialize the Company’s IL-20 intellectual property in North America. The license agreement included an execution fee of $4.0 million, and potential milestones and royalties. Novo Nordisk is responsible for all development activities. The entire execution fee was recognized as revenue in 2004.

In June 2004, Novo Nordisk exercised its extension right under an existing option and licensing agreement with the Company. The option and licensing agreement, originally scheduled to expire in November 2004, was extended for two more years, for which Novo Nordisk has paid the Company $7.5 million each year. Revenue is being recognized ratably over the extension period, which is consistent with the revenue recognition for the existing option and licensing agreement. For each protein licensed by Novo Nordisk, the Company will receive an up-front license fee, the amount of which is dependent on the stage of the product candidate licensed. Additionally, Novo Nordisk will be obligated to make payments upon the achievement of predefined development milestones and to pay royalties on sales of resulting products.

In June 2004, the Company signed three license agreements with Novo Nordisk providing exclusive rights to commercialize the Company’s intellectual property related to IL-28a, IL-29 and IL-31, outside North America. Each of the license agreements included execution fees of $750,000 and potential milestones and royalties. Novo Nordisk is responsible for all development activities. The Company recognized the full $2.3 million as license fee revenue in 2004.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In September 2004, Novo Nordisk provided the Company with a notice of termination for its license to IL-20 receptor outside North America. Novo Nordisk had previously licensed this protein in September 2001 together with IL-20. The agreement provided for one of the two proteins to be considered a backup, which could be removed from the license at a later date. In terminating the license to IL-20 receptor as the backup protein, Novo Nordisk agreed to pay the Company a final milestone payment and a termination fee totaling $1.5 million, which have been recorded as milestone revenue in 2004.

On October 4, 2004, the Company entered into a license agreement with Novo Nordisk, with respect to recombinant Factor XIII. The license agreement provides that Novo Nordisk will develop and commercialize recombinant Factor XIII on a worldwide basis. The Company received $15.0 million upon signing plus potential milestones and royalties. For the years ended December 31, 2005 and 2004, the Company recognized revenue of $9.0 million and $2.3 million, respectively, and will recognize the remainder ratably over the period of performance for its remaining transition activities. Additionally, the Company received a $3.3 million milestone payment under the agreement in 2005, all of which was recorded as revenue in 2005.

Amounts receivable from Novo Nordisk were approximately $1.0 million and $2.6 million at December 31, 2005 and 2004, respectively.

7.    Retirement plans

Defined contribution

The Company has established a 401(k) retirement plan covering substantially all of its employees. The plan provides for matching and discretionary contributions by the Company. Such contributions were approximately $2.0 million, $1.6 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred compensation plan

The Company has a Deferred Compensation Plan (DCP) for key employees. Eligible plan participants are designated by the Company’s board of directors. The DCP allows participants to defer up to 15% of their annual compensation and up to 100% of any bonus. At December 31, 2005 and 2004, approximately $4.1 million and $3.9 million, respectively, was deferred under the DCP and was recorded both as a noncurrent asset and a noncurrent liability.

8.    Income taxes

At December 31, 2005, the Company had net operating loss carryforwards of approximately $299.8 million, research and development tax credit carryforwards of approximately $24.9 million, a rehabilitation tax credit carryforward of $1.5 million and alternative minimum tax credit carryforwards of $1.2 million. The carryforwards are available to offset future tax liabilities. The net operating loss, research and development tax credit and rehabilitation tax credit carryforwards will expire in the years 2008 to 2024. The alternative minimum tax credit will carry forward indefinitely. The Company completed an initial public offering on February 1, 2002 and pursuant to the provisions of Internal Revenue Code Section 382 the offering may qualify as a change in ownership. Accordingly, a portion of the net operating loss carryforwards may be limited.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities arise from temporary differences between financial and tax reporting. The Company has provided a valuation allowance at December 31, 2005 and 2004 to offset the excess of deferred tax assets over the deferred tax liabilities, due to the uncertainty of realizing the benefits of the net deferred tax asset. Deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$104,943	$67,351
Research and development tax credit carryforwards	24,904	22,133
Alternative minimum tax credit carryforwards	1,242	1,242
Rehabilitation tax credit carryforward	1,507	1,507
Intellectual property purchased from Novo Nordisk	4,998	6,248
Deferred gain on sale of assets	6,755	6,341
Deferred revenue	5,136	9,171
Other	4,214	4,388

	153,699	118,381
Deferred tax liabilities:
Deferred revenue—option fees	(9,212)	(5,489)

	144,487	112,892
Less: Valuation allowance	(144,487)	(112,892)

Net deferred tax asset	$—	$—

The valuation allowance increased by $31.6 million, $37.6 million and $23.2 million in 2005, 2004 and 2003, respectively, to fully reserve the net deferred tax assets.

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

The reconciliation between the Company’s effective tax rate and the income tax rate is as follows for the years ended December 31:

	2005	2004	2003
Federal income tax rate	(35)%	(35)%	(35)%
Research and development tax credits	(4)	(4)	(6)
Valuation allowance	41	42	39
Other	(2)	(3)	2

Effective tax rate	0%	0%	0%

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

Operating lease commitments

In November 2001, the Company entered into a noncancelable operating lease agreement for office space near its corporate headquarters in Seattle, Washington. The lease term for one floor of the building began on February 1, 2002. In February 2004 and December 2005, the Company occupied additional office space in the same building with the terms of the leases ending in February 2012. The office space occupied in February 2002 and February 2004 has options to renew for up to two additional terms of five years each. Total annual lease payments under the leases average approximately $1.7 million per year over their terms.

Gross rental expense for the years ended December 31, 2005, 2004, and 2003 was $1.1 million, $1.1 million, and $700,000, respectively. Cash received under a sublease agreement was approximately $100,000 for the year ended December 31, 2003. There were no sublease agreements in 2005 and 2004.

The following table presents the Company’s commitments for future minimum rental payments under noncancelable operating leases with initial or remaining terms in excess of one year (in thousands):

Year ending December 31,
2006	$1,536
2007	1,629
2008	1,663
2009	1,712
2010	1,768
Thereafter	1,949

$10,257

Certain lease agreements provide for scheduled rent increases over the term of the related lease. The Company is recognizing rent expense on a straight-line basis over the related lease term.

Other commitments

Certain key employees have employment agreements with the Company which provide for salary, health insurance and certain additional severance benefits.

Contingencies

The Company has a license agreement with a third party under which the Company is obligated to pay royalties based upon the application of an agreed-upon formula, which contains certain variables that are subject to interpretation. Through 2005, the Company has recorded approximately $212,000 in royalty expense, which it believes fully satisfied its obligation under the license agreement. In the fourth quarter of 2005, the other party claimed that the Company owes an additional $1.8 million under its interpretation of the royalty formula. The Company continues to believe that its method of calculating the amount of royalties due is valid and intends to vigorously defend its position. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and has concluded that it is not required to record a liability.

10.    Serono S.A. agreements

In August 2001, the Company entered into a collaborative development and marketing agreement with Ares Trading S.A. (Serono), a wholly owned subsidiary of Serono S.A. Under the agreement, the Company is collaborating with Serono to develop biopharmaceutical products based on two receptors, TACI and BCMA. The

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In September 2004, the Company entered into a Master Agreement with Serono S.A. and Serono B.V. (together, Serono), providing for a strategic research, development and commercialization alliance with Serono. On October 12, 2004, upon closing of the transaction, the Company issued and sold to Serono 3,176,620 shares of common stock at a price per share of $15.74, for an aggregate purchase price of $50 million. Additionally, the Company entered into a strategic alliance agreement and three other product-related agreements pursuant to which Serono paid total upfront fees of $31.3 million plus potential milestones and royalties. Under the terms of the alliance, the companies will jointly fund and conduct research on certain protein candidates. Serono has the option to license candidates designated for development, and the Company may elect to co-develop such candidates with Serono. For each protein licensed or co-developed by Serono, the Company will receive upfront fees plus potential milestone payments, royalties and profit-sharing. The Company has recorded revenue of $6.0 million under the agreement through December 31, 2005, and will ratably recognize $18.5 million of deferred revenue over the remainder of the five–year term of the strategic alliance.

11.    Shareholders’ equity

The Company’s authorized capital stock consists of 150,000,000 shares of no par value voting common stock, 30,000,000 shares of no par value non-voting common stock and 30,000,000 shares of no par value preferred stock.

Common stock

On February 1, 2002, the Company sold 10,000,000 shares of common stock in an initial public offering, raising net proceeds of $110.7 million. Upon the completion of the initial public offering, all Series B mandatorily redeemable convertible preferred stock converted to 14,442,359 shares of voting common stock, and the Series A mandatorily redeemable convertible preferred stock converted to 9,100,800 shares of non-voting common stock. Effective June 24, 2002, all shares of non-voting common stock were converted into the same number of shares of voting common stock. In October 2003, the Company sold 6,100,000 shares of common stock in a public offering, raising net proceeds of $71.3 million. In August 2005, the Company sold 7,500,000 shares of common stock in a follow-on public offering, raising net proceeds of $126.4 million.

In May 2004, the Company entered into a license agreement with Amgen Inc. and a related agreement pursuant to which Amgen agreed to purchase 624,337 shares of the Company’s common stock for a total purchase price of $10 million. The terms of the license agreement provide that the Company will have no performance obligations over the life of the agreement. The Company received an upfront license fee, which was recorded as revenue immediately, and is eligible to receive milestone payments upon the achievement of certain events, and royalties on product sales, if any. The fair market value of the shares of common stock purchased on the date of the transaction exceeded the common stock purchase price by $289,000. This amount was recorded as a reduction in license fee revenue.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In October 2004, upon closing of the strategic alliance transaction, the Company issued and sold to Serono 3,176,620 shares of common stock at a price per share of $15.74, for an aggregate purchase price of $50 million. Additionally, the Company entered into a strategic alliance agreement and three other product-related agreements pursuant to which Serono paid total upfront fees of $31.3 million plus potential milestones and royalties. The upfront fees are being ratably recognized over the five-year term of the strategic alliance. The fair market value of the shares of common stock purchased on the date of the transaction exceeded the common stock purchase price by $6.7 million. This amount was deferred and is being recorded as a reduction in license fee revenue over the five-year term of the strategic alliance.

Stock options

In March 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan). Upon completion of the Company’s initial public offering in February 2002, the 2000 Plan was suspended and the 2001 Stock Incentive Plan (the 2001 Plan) became effective. Both Plans provide for the issuance of incentive stock options and nonqualified stock options to employees, directors, consultants and other independent contractors who provide services to the Company. The Company’s board of directors is responsible for administration of the Plans and determines the term of each option, exercise price and the vesting terms. The 2001 Plan provides for an annual increase in authorized shares effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors. The first annual increase under the 2001 Plan occurred upon completion of the Company’s initial public offering. Any shares from the 2000 Plan that are not actually issued shall continue to be available for issuance under the 2001 Plan. The Company has reserved a total of 17,038,650 shares of common stock for issuance under the Plans, of which 2,327,164 are available for future grant at December 31, 2005. Options granted to employees under the Plans generally vest over a four-year period and expire ten years from the date of grant. Options to purchase 674,585 shares have been granted to board members, of which 144,000 options were immediately exercisable and 278,585 options vest over approximately one year.

A summary of stock option activity under the Plans is presented below:

	Shares available for grant	Shares subject to options granted	Weighted- average exercise price per share	Weighted- average fair value at grant date
Balance, January 1, 2003	676,431	8,267,397	$4.10
Additional shares reserved	2,290,752
Granted	(2,188,272)	2,188,272	$11.02	$6.65
Exercised	—	(579,344)	$3.60
Canceled	498,661	(498,661)	$6.09

Balance, December 31, 2003	1,277,572	9,377,664	$5.64

Additional shares reserved	2,624,718
Granted	(2,316,535)	2,316,535	$17.38	$10.45
Exercised	—	(1,321,907)	$3.98
Canceled	256,072	(256,072)	$9.90

Balance, December 31, 2004	1,841,827	10,116,220	$8.44

Additional shares reserved	2,700,000
Granted	(2,469,487)	2,469,487	$19.11	$10.25
Exercised	—	(860,785)	$4.51
Canceled	254,824	(254,824)	$15.45

Balance, December 31, 2005	2,327,164	11,470,098	$10.88

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The exercise prices of options granted during 2001 and through January 9, 2002 were less than the estimated fair value of the Company’s shares at the date of grant. Estimated fair values during this time period ranged from $9.09 to $15.11 per share and, accordingly, the Company recorded total deferred compensation of $29.2 million which has been fully amortized. The exercise prices of options granted for the remainder of 2002 and through December 31, 2005, were equal to the fair value of the Company’s shares at the date of grant.

The following table summarizes information about options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Exercise price	Weighted-average exercise prices	Number of shares	Weighted-average remaining contractual life (in years)	Number of shares	Weighted-average exercise prices
$ 2.77 – $ 3.88	$2.78	2,768,787	4.8	2,768,787	$2.78
$ 3.89 – $ 4.44	$4.29	953,593	5.5	953,097	$4.29
$ 4.45 – $ 8.50	$6.41	1,278,518	6.2	1,154,503	$6.25
$ 8.51 – $ 9.98	$9.79	1,271,686	7.1	851,197	$9.79
$ 9.99 – $16.61	$15.07	1,654,475	8.2	675,228	$14.28
$16.62 – $18.99	$17.06	1,574,557	8.5	501,984	$17.01
$19.00 – $23.00	$20.57	1,968,482	9.0	141,989	$20.06

$ 2.77 – $23.00	$10.88	11,470,098	7.0	7,046,785	$6.87

Stock Options exercisable at:

December 31, 2004	5,915,506	$4.79

December 31, 2003	5,036,853	$3.62

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	58%	70%	70%
Risk-free interest rate	3.94%	3.42%	3.17%
Expected life of options	5.1 years	5.0 years	5.0 years

On September 14, 2001, the Company made loans to certain executives totaling $725,000, pursuant to promissory notes in connection with the purchase of shares of common stock upon the exercise of non-qualified stock options by the executives. These loans were repaid in full in July 2004.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12.    Quarterly Financial Results (unaudited)

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Operating results for each quarter of 2005 and 2004 are summarized as follows (in thousands):

	March 31	June 30	September 30	December 31
2005
Revenue	$11,955	$8,015	$7,498	$15,441
Net loss	$(18,787)	$(23,803)	$(20,351)	$(15,086)
Basic and diluted net loss per common share	$(0.33)	$(0.41)	$(0.33)	$(0.23)

	March 31	June 30	September 30	December 31
2004
Revenue	$5,689	$8,353	$11,936	$9,716
Net loss	$(18,896)	$(24,466)	$(22,002)	$(23,392)
Basic and diluted net loss per common share	$(0.36)	$(0.46)	$(0.41)	$(0.41)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. This report appears on pages 49 and 50 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

(a)    The information required by this item with respect to our directors is incorporated by reference to the sections captioned “Proposal I: Election of Directors” and “Report of the Audit Committee” in the proxy statement for our annual meeting of shareholders to be held on June 15, 2006. We will file the proxy statement within 120 days of December 31, 2005, our fiscal year end.

(b)    The information required by this item with respect to our executive officers is incorporated by reference to the section captioned “Executive Officers” in the proxy statement for our annual meeting of shareholders to be held on June 15, 2006.

(c)    The information required by this item with respect to our code of ethics is incorporated by reference to the section captioned “Other Matters” in the proxy statement for our annual meeting of shareholders to be held on June 15, 2006.

Item 11.    Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to the section captioned “Executive Compensation” in the proxy statement for our annual meeting of shareholders to be held on June 15, 2006.

Item 12.    Security Ownership of Beneficial Owners and Management and Related Shareholder Matters

The information required by this item with respect to beneficial ownership is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our annual meeting of shareholders to be held on June 15, 2006.

The following table provides information regarding our equity compensation plans at December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	11,470,098	$10.88	2,327,164
Equity compensation plans not approved by security holders	—	—	—

Total	11,470,098	$10.88	2,327,164

(1)	Does not include an increase of 2,700,000 shares, effective January 1, 2006, pursuant to a provision of the 2001 Plan that provides for an annual increase effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section captioned “Certain Transactions” in the proxy statement for our annual meeting of shareholders to be held on June 15, 2006.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our annual meeting of shareholders to be held on June 15, 2006.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

3.    Exhibits

Exhibit No.		Description
3.1		Amended and Restated Articles of Incorporation of ZymoGenetics, Inc.	(D)

3.2		Amended and Restated Bylaws.	(A)

9.1		Agreement and Waiver of Co-Sale Rights, dated July 16, 2001, by and among ZymoGenetics, Inc., the holders of Series B Preferred Stock listed on the signature pages thereto and Serono B.V.	(A)

9.2		Share Transfer and Voting Agreement, dated January 2, 2001, by and between Warburg, Pincus Equity Partners, L.P. and Mount Everest Advisors, L.L.C. and acknowledged by ZymoGenetics, Inc.	(A)

10.1	†	Amended and Restated Employment Agreement, dated February 3, 2005, between ZymoGenetics, Inc. and Bruce L.A. Carter, Ph.D.	(K)

10.2	†	Employment Agreement, dated March 21, 2001, between ZymoGenetics, Inc. and Jan K. Öhrström.	(A)

10.3	†	Employment Agreement, dated April 30, 2001, between ZymoGenetics, Inc. and James A. Johnson.	(E)

10.4	†	Employment Agreement, dated January 2, 2002, between ZymoGenetics, Inc. and Mark D. Young.	(A)

10.5	†	Employment Agreement, dated February 12, 2002, between ZymoGenetics, Inc. and Suzanne Shema.	(B)
10.6	†	Employment Agreement, dated September 17, 2003, between ZymoGenetics, Inc. and Fredrik Henell.	(F)

10.7	†	Employment Agreement, dated August 29, 2004, between ZymoGenetics, Inc. and Douglas E. Williams.	(I)

Exhibit No.		Description
10.8	†	Employment Agreement, dated August 9, 2005, between ZymoGenetics, Inc. and Nicole Onetto.	(L)

10.9	†	Amended and Restated 2000 Stock Incentive Plan.	(A)

10.10	†	2001 Stock Incentive Plan.	(A)

10.11	†	Stock Option Grant Program for Nonemployee Directors under the ZymoGenetics 2001 Stock Incentive Plan.	(J)

10.12	†	Deferred Compensation Plan for Key Employees.	(A)

10.13	*	Insulin Agreement, dated August 6, 1982, between ZymoGenetics, Inc. and Novo Industri A/S.	(A)

10.14		Amendment to Insulin Agreement, dated May 18, 2004, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(H)

10.15	*	Addendum to Insulin Agreement, dated May 18, 2004, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(H)

10.16	*	Letter Agreement, dated March 13, 1987, between ZymoGenetics, Inc. and Novo Industri A/S.	(A)

10.17	*	Amended and Restated Human Glucagon, Analogues of Human Glucagon, Analogues of Human Insulin Letter Agreement, dated September 28, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.18	*	License Agreement for Analogues of Human Insulin, dated September 28, 2000, between the registrant and Novo Nordisk Health Care AG.	(A)

10.19	*	License Agreement, dated February 23, 1989, between ZymoGenetics, Inc. and the University of Washington.	(A)

10.20	*

License Agreement, dated January 18, 1994, including Amendment No. 1, dated January 1, 1997, and Amendment No. 2, dated June 5, 2000, between and among ZymoGenetics, Inc., Novo Nordisk A/S, Johnson & Johnson and Chiron Corporation.

(A)

10.21	*	Royalty Agreement pertaining to the January 18, 1994 Agreement Relating to Platelet Derived Growth Factor, dated January 1, 2000, between ZymoGenetics, Inc. and Novo Nordisk.	(A)

10.22	*	License Agreement, dated December 31, 1998, as amended on February 4, 1999 and October 23, 2000, between ZymoGenetics, Inc. and St. Jude Children’s Research Hospital.	(A)

10.23	*	Option and License Agreement, effective November 10, 2000, as amended effective as of June 16, 2000 and October 20, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.24	*	Cross-License Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S, Enzyme Business.	(A)

10.25	*	Cross-License Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.26	*	Collaborative Development and Marketing Agreement, effective August 30, 2001 by and between ZymoGenetics, Inc. and Ares Trading S.A.	(A)

10.27	*	Collaborative Agreement for IL-21, dated December 14, 2002, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(E)
10.28	*	Exclusive Patent License Agreement, effective December 18, 2002, between ZymoGenetics, Inc. and Aventis Behring GmbH.	(E)

10.29		Series B Preferred Stock Purchase Agreement, dated October 20, 2000, by and among ZymoGenetics, Inc., Novo Nordisk A/S and the other investors listed on Exhibit A thereto.	(A)

10.30		Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, effective as of November 10, 2000.	(A)

Exhibit No.		Description
10.31

First Amendment to Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, dated as of February 4, 2002.

(C)

10.32		Investors’ Rights Agreement by and among ZymoGenetics, Inc., Novo Nordisk Pharmaceuticals, Inc. and the persons listed on Schedule A thereto, effective as of November 10, 2000.	(A)

10.33		Tax Sharing Agreement, effective October 20, 2000, between ZymoGenetics, Inc. and Novo Nordisk of North America, Inc.	(A)

10.34		Office Lease Agreement, dated November 9, 2001, between ZymoGenetics, Inc. and 1144 Eastlake LLC.	(A)

10.35		Lease Agreement, dated October 4, 2002, between ZymoGenetics, Inc. and ARE-1201/1208 Eastlake Avenue, LLC.	(E)

10.36		Amendment No. 2 to Lease Agreement, dated July 19, 2004, between ZymoGenetics, Inc. and ARE-1201/1208 Eastlake Avenue, LLC.	(H)

10.37		Lease Agreement, dated October 4, 2002, between ZymoGenetics, Inc. and ARE-1208 Eastlake Avenue, LLC.	(E)

10.38		Amendment No. 2 to Lease Agreement, dated June 14, 2004, between ZymoGenetics, Inc. and ARE-/1208 Eastlake Avenue, LLC.	(H)

10.39		Addendum to Office Lease Agreement, dated September 29, 2005, between ZymoGenetics, Inc. and 1144 Eastlake LLC.	(L)

10.40		Office Sub-Lease Agreement, dated September 29, 2005, between ZymoGenetics, Inc. and ConocoPhillips Company.	(L)

10.41	*	Development and Supply Agreement, dated October 1, 2003, between ZymoGenetics, Inc. and Abbott Laboratories.	(G)

10.42	*	Strategic Alliance Agreement, dated October 12, 2004, between ZymoGenetics, Inc. and Serono S.A.	(J)

10.43	*	License Agreement for Recombinant Factor XIII, dated October 4, 2004, among ZymoGenetics, Inc., Novo Nordisk A/S and Novo Nordisk Health Care AG.	(J)

10.44	*	Collaborative Data Sharing and License Agreement dated August 11, 2005, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(L)

23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Portions of these exhibits have been omitted based on a grant of confidential treatment from the Securities and Exchange Commission. The omitted portions of these exhibits have been filed separately with the SEC.
(A)	Incorporated by reference to ZymoGenetics Registration Statement on Form S-1 (No. 333-69190) filed on September 10, 2001, as amended.
(B)	Incorporated by reference to ZymoGenetics Annual Report on Form 10-K for the year ended December 31, 2001.

(C)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(D)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(E)	Incorporated by reference to ZymoGenetics Annual Report on Form 10-K for the year ended December 31, 2002.
(F)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(G)	Incorporated by reference to ZymoGenetics Annual Report on Form 10-K for the year ended December 31, 2003.
(H)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(I)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(J)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-K for the quarter ended December 31, 2004.
(K)	Incorporated by reference to ZymoGenetics Current Report on Form 8-K dated as of February 3, 2005.
(L)	Incorporated by reference to ZymoGenetics Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYMOGENETICS, INC.

Date: March 10, 2006	By:	/s/ BRUCE L.A. CARTER, PH.D.
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

Signature	Title	Date

/s/ BRUCE L.A. CARTER, PH.D. Bruce L.A. Carter, Ph.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 10, 2006

/s/ JAMES A. JOHNSON James A. Johnson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 10, 2006

/s/ JAMES A. HARPER James A. Harper	Director	March 10, 2006

/s/ DAVID I. HIRSH, PH.D. David I. Hirsh, Ph.D.	Director	March 10, 2006

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 10, 2006

/s/ DAVID H. MACCALLUM David H. MacCallum	Director	March 10, 2006

/s/ KURT ANKER NIELSEN Kurt Anker Nielsen	Director	March 10, 2006

/s/ EDWARD E. PENHOET, PH.D. Edward E. Penhoet, Ph.D.	Director	March 10, 2006

/s/ LARS REBIEN SØRENSEN Lars Rebien Sørensen	Director	March 10, 2006