Form 10-Q
period 2006-03-31
ZYMOGENETICS INC
filed 2006-05-04
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at April 28, 2006: 66,742,884 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2006

PART I   FINANCIAL INFORMATION

Item 1.	Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$59,843	$122,322
Short-term investments	277,181	243,989
Receivables
Related party	861	962
Trade	2,469	2,366
Interest and other receivables	1,903	1,775
Prepaid expenses	4,723	3,781

Total current assets	346,980	375,195
Property and equipment, net	70,994	71,803
Other assets	6,625	6,355

Total assets	$424,599	$453,353

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$5,121	$3,897
Accrued liabilities	10,647	11,911
Deferred revenue	11,766	15,928

Total current liabilities	27,534	31,736
Lease obligations	66,832	66,754
Deferred revenue	15,654	17,070
Other noncurrent liabilities	4,400	4,130
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 66,566 and 65,935 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	711,473	702,957
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Accumulated deficit	(399,473)	(367,816)
Accumulated other comprehensive loss	(1,821)	(1,478)

Total shareholders’ equity	310,179	333,663

Total liabilities and shareholders’ equity	$424,599	$453,353

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues
Royalties
Related party	$754	$1,523
Other	1,098	858
Option fee
Related party	1,875	1,875
Other	784	784
License fees and milestone payments
Related party	2,248	3,268
Other	632	3,647

Total revenues	7,391	11,955

Operating expenses
Research and development	32,950	24,531
General and administrative	7,807	5,983

Total operating expenses	40,757	30,514

Loss from operations	(33,366)	(18,559)
Other income (expense)
Investment income	3,628	1,618
Interest expense	(1,903)	(1,878)
Other, net	(16)	32

Net other income (expense)	1,709	(228)

Net loss	$(31,657)	$(18,787)

Basic and diluted net loss per share	$(0.48)	$(0.33)

Weighted-average number of shares used in computing basic and diluted net loss per share	66,292	57,672

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(31,657)	$(18,787)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,647	1,551
Net loss (gain) on disposition of property and equipment	10	(25)
Stock-based compensation	4,518	1,245
Net realized loss on short-term investments	1	224
Net (accretion) amortization of (discount) premium on short-term investments	(53)	468
Changes in operating assets and liabilities
Receivables	(130)	159
Prepaid expenses	(942)	(686)
Other assets	(270)	151
Accounts payable	1,713	224
Accrued liabilities	(1,264)	(742)
Deferred revenue	(5,578)	(6,522)
Lease obligations	78	140
Other noncurrent liabilities	270	(129)

Net cash used in operating activities	(31,657)	(22,729)

Investing activities
Purchases of property and equipment	(1,338)	(1,853)
Purchases of short-term investments	(54,645)	(97,815)
Proceeds from sale and maturity of short-term investments	21,163	46,618

Net cash used in investing activities	(34,820)	(53,050)

Financing activities
Proceeds from exercise of stock options	3,998	841

Net cash provided by financing activities	3,998	841

Net decrease in cash and cash equivalents	(62,479)	(74,938)
Cash and cash equivalents at beginning of period	122,322	117,308

Cash and cash equivalents at end of period	$59,843	$42,370

Supplemental disclosures
Noncash financing activities:
Other noncash reductions to property and equipment, net	$490	$64

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

The December 31, 2005 balance sheet data was derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005.

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

3.	Short-term investments

Short-term investments consisted of the following at March 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Commercial paper and money market	$9,930	$1	$—	$9,931
Corporate debt securities	82,279	16	(303)	81,992
Asset-backed securities	131,110	4	(1,149)	129,965
U.S. government and agency securities	55,683	—	(390)	55,293

	$279,002	$21	$(1,842)	$277,181

Maturity date:
Less than one year	$206,673			$205,804
Due in 1-3 years	72,329			71,377

	$279,002			$277,181

The Company’s management has concluded that unrealized losses are temporary, as the duration of the decline in the value of the investments has been relatively short; the extent of the decline, both in dollars and percentage of cost is not severe; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

4.	Stock compensation

In March 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan). Upon completion of the Company’s initial public offering in February 2002, the 2000 Plan was suspended and the 2001 Stock Incentive Plan (the 2001 Plan) became effective. Both Plans provide for the issuance of incentive stock options and nonqualified stock options to employees, directors, consultants and other independent contractors who provide services to the Company. The Company’s board of directors is responsible for administration of the Plans and determines the term of each option, exercise price and the vesting terms. The 2001 Plan provides for an annual increase in authorized shares effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors. The first annual increase under the 2001 Plan occurred upon completion of the Company’s initial public offering. Any shares from the 2000 Plan that are not actually issued shall continue to be available for issuance under the 2001 Plan. The Company has reserved a total of 19,738,650 shares of common stock for issuance under the Plans, of which 3,554,501 are available for future grant at March 31, 2006. Options granted to employees under the Plans generally vest over a four-year period and expire ten years from the date of grant. Options to purchase 674,585 shares have been granted to board members, of which 144,000 options were immediately exercisable and 278,585 options vest over approximately one year.

A summary of stock option activity under the Plans for the three months ended March 31, 2006 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2006	11,470	$10.88
Granted	1,565	20.60
Exercised	(629)	6.35
Forfeited	(90)	16.42
Expired	(3)	15.92

Balance, March 31, 2006	12,313	$12.30	7.2	$114,725
Exercisable, March 31, 2006	7,074	$7.91	6.0	$96,970

The weighted average grant-date fair value of stock options granted for the three months ended March 31, 2006 and 2005 was $11.88 and $10.99, respectively. The total intrinsic value of stock options exercised was $9.4 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company has adopted the modified prospective transition method and determines fair value using the Black-Scholes valuation method. Accordingly, prior periods have not been restated to reflect stock-based compensation under SFAS 123(R). The Company recorded the following amounts of stock-based compensation expense for the three months ended March 31, 2006 (in thousands):

2006
Research and development expense	$2,899
General and administrative expense	1,619

Total	$4,518

No income tax benefit has been recorded as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized. The total fair value of stock awards vested was $4.7 million and $4.8 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $50.9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately 3 years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions:

2006
Expected stock price volatility	56%
Risk-free interest rate	4.40%
Expected life of options	6.1 years
Expected dividend yield	0%

The Company does not have historical trading information for its common stock for a long enough period to calculate historical volatility solely based on the trading of its common stock. Furthermore, the market for options on the Company’s common stock is illiquid and cannot be relied upon as a source of implied volatility. Accordingly, the Company has estimated the volatility of its common stock by augmenting its historical volatility with that of other similar companies, and blending it with the implied volatility of market traded options of similar companies. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options. The Company has estimated the expected life of its stock options using the simplified method for determining the expected term as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin 107, Share-based Payment. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore an expected dividend yield of zero is used in the option valuation model. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Accordingly, stock-based compensation expense is recorded only for those awards that vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 as if the fair value based method prescribed by SFAS 123 had been applied to all outstanding and unvested awards (in thousands, except per share data):

2005
Net loss, as reported	$(18,787)
Add: employee stock-based compensation under APB 25 included in reported net loss	1,245
Deduct: employee stock-based compensation expense determined under the fair value method	(4,761)

Net loss, pro forma	$(22,303)

Basic and diluted net loss per share, as reported	$(0.33)

Basic and diluted net loss per share, pro forma	$(0.39)

5.	Comprehensive loss

For the three months ended March 31, 2006 and 2005, total comprehensive loss was $32.0 million and $19.2 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term investments. The net change in accumulated other comprehensive loss for the three months ended March 31, 2006 was $343,000, reflecting a increase in net unrealized losses on short-term investments caused by increasing interest rates.

6.	Recent accounting pronouncements

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections-a replacement of APB No. 20 and SFAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with our unproven discovery strategy, preclinical and clinical development, regulatory oversight, intellectual property claims and litigation and other risks detailed in our public filings with the Securities and Exchange Commission, including those risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations.

Business Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing therapeutic protein based products for the treatment of human diseases. The process for taking one of our discoveries to the marketplace is long, complex and very costly. It is difficult to predict the time it will take to commercialize any given product candidate, but it is not unusual for such commercialization to span ten years or more and cost hundreds of millions of dollars. It is also a business of attrition; it is expected that, for the industry as a whole, less than 20% of the drug candidates entering human clinical trials will actually make it to the marketplace. For the products that do make it, particularly for those that address previously unmet medical needs, the markets can be significant, with a number of successful products selling in excess of $1 billion per year.

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

Our most significant financial challenges are to obtain adequate funding to cover the cost of product development, and to control spending and direct it toward product candidates that will create the most value for our shareholders over the long term. It can be a complex and highly subjective process to establish the appropriate balance between cash conservation and value generation. There are a number of important factors that we consider in addressing these challenges, including the following:

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

Results of Operations

Revenues

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 31% of our outstanding common stock, and several other companies. Royalties have decreased for the three-month period ended March 31, 2006 compared to the corresponding period in 2005, primarily due to insulin and glucagon patent expiration in certain countries and unfavorable changes in foreign exchange rates. Insulin and glucagon royalties declined to 41% of our total royalty revenues in 2006, from 64% in 2005. This downward trend is expected to continue and, in 2007, royalties for both insulin and glucagon in the remaining major markets will end. Royalties earned on sales of GEM 21S, a product of BioMimetic Therapeutics, Inc. has partially offset this decrease.

Option fees. In both of the three-month periods ended March 31, 2006 and 2005, we recognized option fee revenue of $1.9 million under an Option and License Agreement with Novo Nordisk, pursuant to which we have granted an option to license certain rights to proteins that we discover. The initial term of this agreement expired in November 2004; however, Novo Nordisk exercised its right to extend the agreement to November 2006 and has paid us $7.5 million per year for those two additional years. We received the final payment from Novo Nordisk in November 2005, of which $4.6 million was recorded as deferred revenue at March 31, 2006 and will be recognized as option fee revenue evenly through November 2006.

In September 2004, we signed a five-year strategic alliance agreement with Serono under which Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. We have recorded $784,000 of revenue from this agreement in each of the three-month periods ended March 31, 2006 and 2005, and $11.1 million was recorded as deferred revenue at March 31, 2006, which will be recognized at a rate of $3.1 million per year.

License fees and milestone payments. Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones. The decrease of $4.0 million for the quarter ended March 31, 2006, as compared to the corresponding period in 2005, resulted from certain amounts earned in the first quarter of 2005 for which no comparable amounts were earned in 2006. Specifically, these were a one-time, lump sum license fee from Eli Lilly and an IL-20 milestone payment from Novo Nordisk.

Operating expenses

Research and development. Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables and contracted services. Our research and development activities have expanded in the past year, particularly related to our clinical stage product candidates, rhThrombin, TACI-Ig and IL-21. In addition, the impact of recognizing stock-based compensation cost in 2006 in accordance with SFAS 123(R) has increased research and development costs. Research and development expense in both periods was slightly offset by cost reimbursements from Novo Nordisk for work performed on rFactor XIII. The work supporting the rFactor XIII clinical development program began in late 2004 and is expected to end in 2006. These trends for the three months ended March 31 are shown in the following table (in thousands):

	2006	2005
Salaries and benefits	$13,108	$10,776
Consumables	2,840	4,072
Facility costs	1,800	1,617
Contracted services	11,062	6,114
Depreciation and amortization	1,377	1,289
Stock-based compensation	2,899	936

Subtotal	33,086	24,804
Cost reimbursement from Novo Nordisk	(136)	(273)

Net research and development expense	$32,950	$24,531

Our most significant internal research and development costs are salaries and benefits, consumables, facility costs and stock-based compensation, as shown in the table above. From year to year these costs, overall, have tended to show a relatively constant level of growth, tracking fairly consistently with increases in our employee base. However, in the 2006 period we experienced a reduction in consumable costs due to decreased activity in our pilot plant operations. Over the two periods presented, we have added approximately 45 full-time equivalent employees who are involved in product development activities.

Contracted services include the cost of items such as contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials during which costs decline. Our clinical trial costs increased in the three-month period ended March 31, 2006, reflecting the costs of rhThrombin Phase 3 clinical trials and greater IL-21 clinical trial activity. Also, contract manufacturing costs tend to be incurred irregularly over the course of a development program, with relatively short manufacturing campaigns that may provide enough product to supply multiple years of clinical trial activity. Our contract manufacturing costs increased substantially for the three-month period ended March 31, 2006 as compared to the same period in 2005, reflecting on-going process development and manufacturing campaigns for rhThrombin to support the anticipated filing of a license application with the FDA in late 2006.

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

The following table presents our research and development costs allocated to clinical development, pre-development and discovery research programs, together with the unallocated costs that benefit all programs for the three months ended March 31:

	2006	2005
Clinical development programs:
Hemostasis	$12,203	$3,821
Autoimmunity and oncology	4,111	4,669
Antiviral	1,638	—
Pre-development programs	1,008	3,489
Discovery research programs	2,771	2,491
Unallocated indirect costs	11,219	10,061

Total	$32,950	$24,531

The following summarizes the reasons for significant changes in research and development program costs for the two periods presented in the table:

•	Hemostasis clinical development program costs increased substantially from 2005 to 2006 reflecting the production of rhThrombin bulk drug validation lots and Phase 3 clinical costs in 2006.

•	Autoimmunity and oncology clinical development program (TACI-Ig and IL-21) costs decreased from 2005 to 2006 primarily due to reduced TACI-Ig rheumatoid arthritis clinical trial costs.

•	Antiviral clinical development program costs in 2006 reflect activities associated with preparing for IL-29 clinical testing.

•	Pre-development program costs declined primarily due to the transition of IL-29 to development.

General and administrative. General and administrative expense consists primarily of salaries and benefit expenses, professional fees and other corporate costs and has increased 30% for the three months ended March 31, 2006, as compared to the corresponding period in 2005. The increase was primarily due to the impact of recording stock-based compensation expense in accordance with SFAS 123(R). Higher patent costs also contributed to the increase.

Stock-based compensation. Effective January 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. We have adopted the modified prospective transition method and determine fair value using the Black-Scholes valuation method. Accordingly, we have recorded stock-based compensation expense of $4.5 million for the three-month period ended 2006. Stock-based compensation of $1.2 million for the same period in 2005 was recorded applying APB 25. We are estimating that the financial impact in 2006 will be to increase our operating expenses by approximately $19-21 million.

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: amount of cash reserves invested, the effective interest rate, and the amount of gains or losses recognized. Investment income increased significantly for the three-month period ended March 31, 2006 as compared to the corresponding period in 2005, largely due to increases in the effective interest rate realized and higher average amounts of cash reserves invested. The following table shows how each of these factors affected investment income for the three months ended March 31 (in thousands):

	2006	2005
Weighted average amount of cash reserves	$346,271	$308,463
Effective quarterly interest rate	1.05%	0.60%

Investment income before gains and losses	3,629	1,842
Net realized gains (losses) on short-term investments	(1)	(224)

Investment income, as reported	$3,628	$1,618

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense was relatively constant for the three-month periods in 2006 and 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had cash, cash equivalents and short-term investments of $337.0 million, which we intend to use to fund our operations and capital expenditures over the next several years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources should provide sufficient funding for the next several years. If we complete additional collaborative development transactions, which could generate both revenues and cost reductions, these cash resources could fund our company over a longer period of time.

Cash flows from operating activities. The amount of cash used to fund our operating activities generally tracks our net losses, with the following exceptions:

•	noncash expenses, such as depreciation and amortization, gain or loss on sale or disposal of assets, and stock-based compensation, which do not result in uses of cash;

•	net realized gains and losses and accretion and amortization of discounts and premiums on short-term investments, which are reflected as sources of cash from investing activities upon maturity or sale of the respective investments;

•	changes in receivables, which generally represent temporary timing differences between the recognition of certain revenues and the subsequent receipt of cash payments;

•	changes in deferred revenue, which reflect the difference in timing between the receipt of cash from option fees, license fees and other upfront payments and the subsequent recognition of these amounts as revenue over the period we are contractually required to provide other rights or services that represent continuing obligations; and

•	changes in other assets and liabilities, which generally represent temporary timing differences between the recognition of certain expenses and their payment.

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, in 2004 upon the execution of a strategic alliance agreement with Serono and a license agreement with Novo Nordisk, we recorded $36.2 million of deferred revenue, which is being recognized as revenue over approximately five years. For the three months ended March 31, 2006, we recognized $5.6 million of previously deferred revenue from these and other transactions. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

Cash flows from investing activities. Our most significant use of cash in investing activities is for capital expenditures. We expend a certain amount each year on routine items to maintain the effectiveness of our business, e.g., to adopt newly developed technologies, expand into new functional areas, adapt our facilities to changing needs and/or replace obsolete assets. In addition, at various times we have used cash to purchase land and expand facilities. Cash flows from investing activities also reflect large amounts of cash used to purchase short-term investments and received from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Cash flows from financing activities. We received $4.0 million and $841,000 of proceeds from the exercise of stock options for the three-month periods ended March 31, 2006 and 2005, respectively.

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

Contractual Obligations

At March 31, 2006 we are contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$121,259	$7,417	$15,620	$16,733	$81,489
Operating leases	9,880	1,561	3,317	3,501	1,501
Development contracts	4,733	4,134	599	—	—

Total	$135,872	$13,112	$19,536	$20,234	$82,990

The building lease obligations, which resulted from our sale-leaseback financing transaction, reflect the lease term through May 2019. Operating lease terms range from one to seven years and generally relate to leased office space nearby our corporate headquarter buildings. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. The development contracts include the production of process validation lots of rhThrombin, which may also be used partly for commercial purposes.

Recent Developments

Effective April 30, 2006, Mark Young, our Senior Vice President, Technical Operations, retired. Vaughn Himes, who previously held the position of Vice President, Commercial Manufacturing, was chosen as his replacement and promoted to Senior Vice President, Technical Operations.

On May 1, 2006, Michael Dwyer joined the Company as Senior Vice President, Sales and Marketing; Jan Öhrström, who previously held the position of Senior Vice President, Commercial Operations, shifted his responsibilities to Business Development; and Fredrik Henell, previously Senior Vice President, Business Development, stepped down from his position.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ZYMOGENETICS, INC.

Date: May 4, 2006	By:	/s/ James A. Johnson
James A. Johnson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)