Form 10-Q
period 2006-06-30
ZYMOGENETICS INC
filed 2006-08-03
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒.    No  ☐.

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

Common stock outstanding at July 28, 2006: 67,040,095 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2006

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$36,334	$122,322
Short-term investments	273,945	243,989
Receivables
Related party	903	962
Trade	2,385	2,366
Interest and other receivables	1,926	1,775
Prepaid expenses	3,562	3,781

Total current assets	319,055	375,195
Property and equipment, net	71,849	71,803
Other assets	6,414	6,355

Total assets	$397,318	$453,353

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,502	$3,897
Accrued liabilities	11,179	11,911
Deferred revenue	8,550	15,928

Total current liabilities	23,231	31,736
Lease obligations	66,982	66,754
Deferred revenue	14,557	17,070
Other noncurrent liabilities	4,189	4,130
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 67,038 and 65,935 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	719,683	702,957
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Accumulated deficit	(429,444)	(367,816)
Accumulated other comprehensive loss	(1,880)	(1,478)

Total shareholders’ equity	288,359	333,663

Total liabilities and shareholders’ equity	$397,318	$453,353

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Royalties
Related party	$666	$874	$1,421	$2,397
Other	1,068	963	2,166	1,821
Option fees
Related party	1,889	1,875	3,764	3,750
Other	784	784	1,569	1,569
License fees and milestone payments
Related party	3,008	2,270	5,255	5,538
Other	652	1,249	1,284	4,895

Total revenues	8,067	8,015	15,459	19,970

Operating expenses
Research and development	31,375	25,888	64,325	50,419
General and administrative	8,297	5,861	16,104	11,845

Total operating expenses	39,672	31,749	80,429	62,264

Loss from operations	(31,605)	(23,734)	(64,970)	(42,294)
Other income (expense)
Investment income	3,532	1,831	7,160	3,449
Interest expense	(1,906)	(1,895)	(3,810)	(3,773)
Other, net	8	(5)	(8)	27

Net other income (expense)	1,634	(69)	3,342	(297)

Net loss	$(29,971)	$(23,803)	$(61,628)	$(42,591)

Basic and diluted net loss per share	$(0.45)	$(0.41)	$(0.93)	$(0.74)

Weighted-average number of shares used in computing net loss per share	66,832	57,855	66,564	57,764

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(61,628)	$(42,591)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,306	3,134
Net loss (gain) on disposition of property and equipment	1	(29)
Noncash milestone revenue	—	(500)
Stock-based compensation	9,401	2,200
Net realized loss on short-term investments	29	380
Net (accretion) amortization of (discount) premium on short-term investments	(174)	778
Changes in operating assets and liabilities
Receivables	(111)	1,548
Prepaid expenses	219	11
Other assets	(59)	150
Accounts payable	(395)	52
Accrued liabilities	(732)	(1,308)
Deferred revenue	(9,891)	(12,092)
Lease obligations	228	280
Other noncurrent liabilities	59	(97)

Net cash used in operating activities	(59,747)	(48,084)

Investing activities
Purchases of property and equipment	(3,353)	(2,653)
Purchases of short-term investments	(107,745)	(163,082)
Proceeds from sale and maturity of short-term investments	77,532	148,603

Net cash used in investing activities	(33,566)	(17,132)

Financing activities
Proceeds from exercise of stock options	7,325	1,645

Net cash provided by financing activities	7,325	1,645

Net decrease in cash and cash equivalents	(85,988)	(63,571)
Cash and cash equivalents at beginning of period	122,322	117,308

Cash and cash equivalents at end of period	$36,334	$53,737

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

3.	Short-term investments

Short-term investments consisted of the following at June 30, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Commercial paper and money market	$4,000	$—	$—	$4,000
Corporate debt securities	85,986	25	(282)	85,729
Asset-backed securities	130,555	12	(1,232)	129,335
U.S. government and agency securities	55,284	—	(403)	54,881

	$275,825	$37	$(1,917)	$273,945

Maturity date:
Less than one year	$190,539			$189,583
Due in 1-3 years	85,286			84,362

	$275,825			$273,945

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

In March 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan). Upon completion of the Company’s initial public offering in February 2002, the 2000 Plan was suspended and the 2001 Stock Incentive Plan (the 2001 Plan) became effective. Both Plans provide for the issuance of incentive stock options and nonqualified stock options to employees, directors, consultants and other independent contractors who provide services to the Company. The Company’s board of directors is responsible for administration of the Plans and determines the term of each option, exercise price and the vesting terms. The 2001 Plan provides for an annual increase in authorized shares effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors. The first annual increase under the 2001 Plan occurred upon completion of the Company’s initial public offering. Any shares from the 2000 Plan that are not actually issued shall continue to be available for issuance under the 2001 Plan. The Company has reserved a total of 19,738,650 shares of common stock for issuance under the Plans, of which 3,173,369 are available for future grant at June 30, 2006. Options granted to employees under the Plans generally vest over a four-year period and expire ten years from the date of grant. Options to purchase 747,085 shares have been granted to board members, of which 144,000 options were immediately exercisable and 351,085 options vest over approximately one year.

A summary of stock option activity under the Plans for the six months ended June 30, 2006 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2006	11,470	$10.88
Granted	1,565	20.60
Exercised	(629)	6.35
Forfeited	(90)	16.42
Expired	(3)	15.92

Balance, March 31, 2006	12,313	$12.30	7.2	$114,725
Granted	646	18.65
Exercised	(473)	7.06
Forfeited	(265)	17.95
Expired	—	—

Balance, June 30, 2006	12,221	$12.72	7.0	$82,180

Exercisable, June 30, 2006	7,110	$8.52	5.6	$75,307

A summary of stock option value under the Plans is presented below (in thousands, except per stock option share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant-date fair value per stock option share granted	$9.00	$10.88	$10.66	$11.60
Total intrinsic value of stock options exercised	5,920	2,114	15,369	4,810
Total fair value of stock options vested	4,511	3,999	11,227	9,738

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company has adopted the modified prospective transition method and determines fair value using the Black-Scholes valuation method. Accordingly, prior periods have not been restated to reflect stock-based compensation under SFAS 123(R). The Company recorded the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development expense	$3,133	$6,032
General and administrative expense	1,718	3,337

Total	$4,851	$9,369

The Company has capitalized $32,000 of stock-based compensation cost to its internal software development project in the three and six months ended June 30, 2006. No income tax benefit has been recorded as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized. As of June 30, 2006, there was $49.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately three years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected stock price volatility	56%	56%
Risk-free interest rate	4.95%	4.56%
Expected life of options	6.1 years	6.1 years
Expected dividend yield	0%	0%

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

The following table illustrates the effect on net loss and loss per share for the periods presented as if the fair value based method prescribed by SFAS 123 had been applied to all outstanding and unvested awards (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(23,803)	$(42,591)
Add: employee stock-based compensation under APB 25 included in reported net loss	954	2,200
Deduct: employee stock-based compensation expense determined under the fair value method	(4,778)	(9,540)

Net loss, pro forma	$(27,627)	$(49,931)

Basic and diluted net loss per share, as reported	$(0.41)	$(0.74)

Basic and diluted net loss per share, pro forma	$(0.48)	$(0.86)

5.	Comprehensive loss

For the three and six months ended June 30, 2006, total comprehensive loss was $30.0 million and $62.0 million, respectively. For the three and six months ended June 30, 2005, total comprehensive loss was $23.1 million and $42.2 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term investments. The net change in accumulated other comprehensive loss for the six months ended June 30, 2006 was $402,000, reflecting an increase in net unrealized losses on short-term investments due to increasing interest rates.

6.	Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The new accounting model for uncertain tax positions in FIN 48 is effective for annual periods beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its results of operations, cash flows and financial condition.

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

Business Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing therapeutic protein-based products for the treatment of human diseases. The process for taking one of our discoveries to the marketplace is long, complex and very costly. It is difficult to predict the time it will take to commercialize any given product candidate, but it is not unusual for such commercialization to span ten years or more and cost hundreds of millions of dollars. It is also a business of attrition; it is expected that, for the industry as a whole, less than 20% of the drug candidates entering human clinical trials will actually make it to the marketplace. For the products that do make it, particularly for those that address previously unmet medical needs, the markets can be significant, with a number of successful products selling in excess of $1 billion per year.

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

Results of Operations

Revenues

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 31% of our outstanding common stock, and several other companies. Royalties have decreased for both the three and six-month periods ended June 30, 2006 compared to the corresponding periods in 2005, primarily due to insulin and glucagon patent expiration in certain countries. Insulin and glucagon royalties declined to 38% and 40% of our total royalty for the three and six-month periods ended June 30, 2006, respectively, from 48% and 57% for the corresponding periods in 2005. This downward trend is expected to continue and, in 2007, royalties for both insulin and glucagon in the remaining major markets will end. Royalties earned on sales of GEM 21S, a product of BioMimetic Therapeutics, Inc., have partially offset this decrease.

Option fees. In the three and six-month periods ended June 30, 2006 and 2005, we recognized option fee revenue of $1.9 million and $3.8 million, respectively, under an Option and License Agreement with Novo Nordisk, pursuant to which we have granted an option to license certain rights to proteins that we discover. The initial term of this agreement expired in November 2004; however, Novo Nordisk exercised its right to extend the agreement to November 2006 and has paid us $7.5 million per year for those two additional years. We received the final payment from Novo Nordisk in November 2005, of which $2.7 million was recorded as deferred revenue at June 30, 2006 and will be recognized as option fee revenue evenly through November 2006.

In September 2004, we signed a five-year strategic alliance agreement with Serono under which Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. In the three and six-month periods ended June 30, 2006 and 2005, we recognized revenue of $784,000 and $1.6 million, respectively, from this agreement. At June 30, 2006, $10.3 million was recorded as deferred revenue which will be recognized at a rate of $3.1 million per year.

License fees and milestone payments. Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones. In the three months ended June 30, 2006, we earned a $1.5 million IL-20 milestone payment from Novo Nordisk. The decrease of $3.9 million for the six-month period ended June 30, 2006, as compared to the corresponding period in 2005, resulted from certain amounts earned in the six-month period ended June 30, 2005 for which no comparable amounts were earned in 2006. Specifically, these were a one-time, lump sum license fee from Eli Lilly and a milestone payment from BioMimetic Therapeutics, Inc.

In October 2004 we entered into a license agreement with Novo Nordisk with respect to recombinant Factor XIII. The upfront fee of $15.0 million was deferred and recognized over a period of 20 months. Recognition of this revenue, amounting to $750,000 per month, ended in May 2006. A resulting decline in license fee revenue is expected in future periods.

Operating expenses

Research and development. Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables and contracted services. Our research and development activities have expanded in the past year, particularly related to our clinical-stage product candidates, rhThrombin, TACI-Ig and IL-21. In addition, the impact of recognizing stock-based compensation cost in 2006 in accordance with SFAS 123(R) has increased research and development expenses. Research and development expense in both periods was slightly offset by cost reimbursements from Novo Nordisk for work performed on rFactor XIII. The work supporting the rFactor XIII clinical development program began in late 2004 and is expected to end in 2006. These trends for the three and six-month periods ended June 30 are shown in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Salaries and benefits	$12,901	$11,102	$26,009	$21,876
Consumables	3,045	3,028	5,886	7,101
Facility costs	1,899	1,495	3,699	3,112
Contracted services	9,798	9,133	21,980	15,935
Depreciation and amortization	1,335	1,279	2,711	2,568
Stock-based compensation	3,133	812	6,032	1,748

Subtotal	32,111	26,849	66,317	52,340
Cost reimbursement from collaborators	(736)	(961)	(1,992)	(1,921)

Net research and development expense	$31,375	$25,888	$64,325	$50,419

Salaries and benefits, consumables and facility, as shown in the table above, have tended to track fairly consistently with increases in our employee base from year to year. Between June 30, 2005 and June 30, 2006, we added approximately 42 full-time equivalent employees who are involved in product development activities. Contrary to this trend, in the six months ended June 30, 2006, we experienced a reduction in consumable costs related to manufacturing IL-29 product in 2005 for use in toxicology studies and clinical trials, for which there were no comparable costs during the same period in 2006.

Contracted services include the cost of items such as contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials during which costs decline. Our clinical trial costs increased in the three and six-month periods ended June 30, 2006, as compared to the corresponding periods in 2005, reflecting the costs of rhThrombin Phase 3 clinical trials and greater IL-21 clinical trial activity. Also, contract manufacturing costs tend to be incurred irregularly over the course of a development program, with relatively short manufacturing campaigns that may provide enough product to supply multiple years of clinical trial activity. Our contract manufacturing costs increased for the three and six-month periods ended June 30, 2006 as compared to the same periods in 2005, reflecting on-going process development and manufacturing campaigns for rhThrombin to support the anticipated filing of a license application with the FDA in late 2006. The cost increase for both periods was partially offset by the impact of out-licensing rFactor XIII to Novo Nordisk in October 2004.

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

The following table presents our research and development costs allocated to clinical development, pre-development and discovery research programs, together with the unallocated costs that benefit all programs for the three and six-month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Clinical development programs:
Hemostasis	$10,131	$6,328	$22,334	$10,149
Autoimmunity and oncology	4,506	4,809	8,617	9,477
Antiviral	1,100	—	2,738	—
Pre-development programs	2,286	2,842	3,294	6,331
Discovery research programs	2,117	2,090	4,889	4,582
Unallocated indirect costs	11,235	9,819	22,453	19,880

Total	$31,375	$25,888	$64,325	$50,419

The following summarizes the reasons for significant changes in research and development program costs for the periods presented in the table:

•	Hemostasis clinical development program costs increased substantially from 2005 to 2006 for both the three and six-month periods ended June 30 reflecting the production of rhThrombin bulk drug validation lots and Phase 3 clinical trial costs in 2006.

•	Autoimmunity and oncology clinical development program (TACI-Ig and IL-21) costs decreased from 2005 to 2006 for both the three and six-month periods ended June 30 primarily due to completion of the TACI-Ig rheumatoid arthritis clinical trial in late 2005.

•	Antiviral clinical development program costs in 2006 reflect activities associated with preparing for clinical testing of IL-29.

•	Pre-development program costs declined primarily due to the transition of IL-29 to development in mid-2005.

•	Unallocated indirect costs increased from 2005 to 2006 for both the three and six-month periods ended June 30 primarily due to the impact of recording stock-based compensation expense pursuant to SFAS 123R.

General and administrative. General and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 42% and 36% for the three and six-month periods ended June 30, 2006, respectively, as compared to the corresponding periods in 2005. The increase was primarily due to the impact of recording stock-based compensation expense in accordance with SFAS 123(R). Higher personnel and patent costs also contributed to the increase.

Stock-based compensation. Effective January 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. We have adopted the modified prospective transition method and determine fair value using the Black-Scholes valuation method. Accordingly, we recorded stock-based compensation expense of $4.9 million and $9.4 million for the three and six-month periods ended June 30, 2006, respectively. Stock-based compensation of $954,000 and $2.2 million for the respective periods in 2005 was recorded pursuant to APB 25. We are estimating that the financial impact for the full year 2006 will be to increase our operating expenses by approximately $19-21 million.

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: amount of cash reserves invested, the effective interest rate, and the amount of gains or losses recognized. Investment income increased significantly for the three and six-month periods ended June 30, 2006 as compared to the corresponding periods in 2005, largely due to increases in the effective interest rate realized and higher average amounts of cash reserves invested. The following table shows how each of these factors affected investment income for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average amount of cash reserves	$318,389	$282,785	$332,330	$295,624
Effective interest rate	1.12%	0.70%	2.16%	1.30%

Investment income before gains and losses	3,561	1,988	7,190	3,829
Net losses on sales of investments	(29)	(157)	(30)	(380)

Investment income, as reported	$3,532	$1,831	$7,160	$3,449

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense was $1.9 and $3.8 million for the three and six-month periods, respectively, for both 2006 and 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had cash, cash equivalents and short-term investments of $310.3 million, which we intend to use to fund our operations and capital expenditures over the next several years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources should provide sufficient funding for the next two to three years. If we complete additional collaborative development transactions, which could generate both revenues and cost reductions, these cash resources could extend the period of time over which these funds would cover our operating costs.

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

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, in 2004 upon the execution of a strategic alliance agreement with Serono and a license agreement with Novo Nordisk, we recorded $36.2 million of deferred revenue, which is being recognized as revenue over approximately five years. For the six-month periods ended June 30, 2006 and 2005, we recognized $9.9 million and $12.1 million, respectively, of previously deferred revenue from these and other transactions. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

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

Cash flows from financing activities. We received $7.3 million and $1.6 million of proceeds from the exercise of stock options for the six-month periods ended June 30, 2006 and 2005, respectively.

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

Contractual Obligations

At June 30, 2006 we are contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$119,437	$7,480	$15,755	$16,878	$79,324
Operating leases	9,495	1,585	3,336	3,523	1,051
Development contracts	3,568	3,305	263	—	—

Total	$132,500	$12,370	$19,354	$20,401	$80,375

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We held our annual meeting of shareholders on June 15, 2006. Of the 66,600,525 shares of common stock outstanding as of the record date of the annual meeting, 61,128,795 shares, or 91.8% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy. Three proposals were submitted to our shareholders and approved at the annual meeting, as follows:

1.	Election of Directors. Judith A. Hemberger, Ph.D. was elected to serve as a member of the board of directors for a term expiring in 2008. David I. Hirsh, Ph.D., David H. MacCallum and Kurt Anker Nielsen were elected to serve as members of the board of directors with terms expiring in 2009. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

Name	Votes For	Votes Withheld
Judith A. Hemberger, Ph.D.	60,721,113	407,682
David I. Hirsh, Ph.D.	60,696,477	432,318
David H. MacCallum	58,928,418	2,200,377
Kurt Anker Nielsen	60,650,540	478,255

2.	Approval of material terms for our 2001 Stock Incentive Plan.

For	48,807,084
Against	3,562,608
Abstain	25,049

3.	Ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accountants, to act as the independent auditors for the fiscal year ending December 31, 2006.

For	60,920,634
Against	191,009
Abstain	17,152

Item 6.	Exhibits

Exhibit Number
10.1	Employment Agreement, dated April 25, 2006 between ZymoGenetics, Inc. and Vaughn B. Himes.

10.2	Employment Agreement, dated May 1, 2006 between ZymoGenetics, Inc. and Michael J. Dwyer.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: August 3, 2006	By:	/s/ James A. Johnson
James A. Johnson Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)