Form 10-Q
period 2006-09-30
ZYMOGENETICS INC
filed 2006-11-02
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Common stock outstanding at October 30, 2006: 67,390,432 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2006

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$24,815	$122,322
Short-term investments	264,879	243,989
Receivables
Related party	854	962
Trade	3,045	2,366
Interest and other	1,939	1,775
Prepaid expenses	2,967	3,781

Total current assets	298,499	375,195
Property and equipment, net	71,021	71,803
Other assets	6,547	6,355

Total assets	$376,067	$453,353

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,205	$3,897
Accrued liabilities	14,987	11,911
Deferred revenue	6,703	15,928

Total current liabilities	25,895	31,736
Lease obligations	67,063	66,754
Deferred revenue	13,099	17,070
Other noncurrent liabilities	4,322	4,130
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 67,335 and 65,935 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	727,015	702,957
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Accumulated deficit	(460,669)	(367,816)
Accumulated other comprehensive loss	(658)	(1,478)

Total shareholders’ equity	265,688	333,663

Total liabilities and shareholders’ equity	$376,067	$453,353

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Royalties
Related party	$660	$732	$2,081	$3,129
Other	1,047	932	3,214	2,753
Option fees
Related party	1,903	1,875	5,667	5,625
Other	784	784	2,352	2,353
License fees and milestone payments
Related party	8	2,268	5,262	7,805
Other	1,150	907	2,434	5,802

Total revenues	5,552	7,498	21,010	27,467

Operating expenses
Research and development	30,296	22,979	94,621	73,398
General and administrative	8,028	5,646	24,132	17,490

Total operating expenses	38,324	28,625	118,753	90,888

Loss from operations	(32,772)	(21,127)	(97,743)	(63,421)
Other income (expense)
Investment income	3,444	2,671	10,604	6,120
Interest expense	(1,909)	(1,895)	(5,718)	(5,668)
Other, net	12	—	4	27

Net other income	1,547	776	4,890	479

Net loss	$(31,225)	$(20,351)	$(92,853)	$(62,942)

Basic and diluted net loss per share	$(0.47)	$(0.33)	$(1.39)	$(1.06)

Weighted-average number of shares used in computing net loss per share	67,124	62,371	66,749	59,317

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(92,853)	$(62,942)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,987	4,720
Net gain on disposition of property and equipment	(11)	(29)
Noncash milestone revenue	—	(500)
Stock-based compensation	13,986	2,726
Net realized loss on short-term investments	106	446
Net (accretion) amortization of (discount) premium on short-term investments	(412)	960
Changes in operating assets and liabilities
Receivables	(735)	2,882
Prepaid expenses	814	555
Other assets	(192)	79
Accounts payable	308	(565)
Accrued liabilities	3,076	(1,249)
Deferred revenue	(13,196)	(17,676)
Lease obligations	309	419
Other noncurrent liabilities	192	51

Net cash used in operating activities	(83,621)	(70,123)

Investing activities
Purchases of property and equipment	(4,195)	(4,297)
Purchases of short-term investments	(177,611)	(206,582)
Proceeds from sale of property and equipment	—	4
Proceeds from sale and maturity of short-term investments	157,848	204,665

Net cash used in investing activities	(23,958)	(6,210)

Financing activities
Net proceeds from issuance of common stock	—	126,614
Proceeds from exercise of stock options	10,072	2,421

Net cash provided by financing activities	10,072	129,035

Net (decrease) increase in cash and cash equivalents	(97,507)	52,702
Cash and cash equivalents at beginning of period	122,322	117,308

Cash and cash equivalents at end of period	$24,815	$170,010

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

Basic and diluted net loss per share has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded 12.0 million outstanding options to purchase common stock as such shares are antidilutive for all periods presented.

3.	Short-term investments

Short-term investments consisted of the following at September 30, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Commercial paper and money market	$4,000	$—	$—	$4,000
Corporate debt securities	78,806	121	(101)	78,826
Asset-backed securities	139,978	117	(715)	139,380
U.S. government and agency securities	42,750	27	(104)	42,673

	$265,534	$265	$(920)	$264,879

Maturity date:
Less than one year	$151,454			$150,978
Due in 1-3 years	114,080			113,901

	$265,534			$264,879

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

In March 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan). Upon completion of the Company’s initial public offering in February 2002, the 2000 Plan was suspended and the 2001 Stock Incentive Plan (the 2001 Plan) became effective. Both Plans provide for the issuance of incentive stock options and nonqualified stock options to employees, directors, consultants and other independent contractors who provide services to the Company. The Company’s board of directors is responsible for administration of the Plans and determines the term of each option, exercise price and the vesting terms. The 2001 Plan provides for an annual increase in authorized shares effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors. The first annual increase under the 2001 Plan occurred upon completion of the Company’s initial public offering. Any shares from the 2000 Plan that are not actually issued shall continue to be available for issuance under the 2001 Plan. The Company has reserved a total of 19,738,650 shares of common stock for issuance under the Plans, of which 3,091,328 are available for future grant at September 30, 2006. Options granted to employees under the Plans generally vest over a four-year period and expire ten years from the date of grant. Options to purchase 747,085 shares have been granted to board members, of which 144,000 options were immediately exercisable and 351,085 options vest over approximately one year.

A summary of stock option activity under the Plans for the nine months ended September 30, 2006 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2006	11,470	$10.88
Granted	1,565	20.60
Exercised	(629)	6.35
Forfeited	(90)	16.42
Expired	(3)	15.92

Balance, March 31, 2006	12,313	$12.30	7.2	$114,725
Granted	646	18.65
Exercised	(473)	7.06
Forfeited	(265)	17.95
Expired	—	—

Balance, June 30, 2006	12,221	$12.72	7.0	$82,180
Granted	180	18.69
Exercised	(297)	9.26
Forfeited	(50)	18.45
Expired	(48)	20.54

Balance, September 30, 2006	12,006	$12.84	6.9	$62,479

Exercisable, September 30, 2006	7,190	$8.84	5.6	$60,586

A summary of stock option value under the Plans is presented below (in thousands, except per stock option share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value per stock option share granted	$10.82	$8.81	$11.55	$10.39
Total intrinsic value of stock options exercised	2,657	2,360	18,026	7,170
Total fair value of stock options vested	3,914	3,905	15,141	13,644

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development expense	$2,892	$8,924
General and administrative expense	1,692	5,030

Total	$4,584	$13,954

The Company has capitalized $32,000 of stock-based compensation cost to its internal software development project in the nine months ended September 30, 2006. No income tax benefit has been recorded as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized. As of September 30, 2006, there was $44.8 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately three years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected stock price volatility	56%	56%
Risk-free interest rate	4.66%	4.57%
Expected life of options	6.1years	6.1years
Expected dividend yield	0%	0%

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

The following table illustrates the effect on net loss and loss per share for the periods presented as if the fair value based method prescribed by SFAS 123 had been applied to all outstanding and unvested awards (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(20,351)	$(62,942)
Add: employee stock-based compensation under APB 25 included in reported net loss	527	2,726
Deduct: employee stock-based compensation expense determined under the fair value method	(4,578)	(14,117)

Net loss, pro forma	$(24,402)	$(74,333)

Basic and diluted net loss per share, as reported	$(0.33)	$(1.06)

Basic and diluted net loss per share, pro forma	$(0.39)	$(1.25)

5.	Comprehensive loss

For the three and nine months ended September 30, 2006, total comprehensive loss was $30.0 million and $92.0 million, respectively. For the three and nine months ended September 30, 2005, total comprehensive loss was $20.8 million and $63.1 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term investments. The net change in accumulated other comprehensive loss for the nine months ended September 30, 2006 was a decrease of $820,000, reflecting a decrease in net unrealized losses on short-term investments due to decreasing interest rates.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 Accounting for Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. The Company is currently assessing the impact of FAS 157 on its results of operations, cash flows and financial condition.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment to the opening balance of retained earnings. There have been two common approaches used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

7.	Contingencies

The Company has a license agreement with a third party under which the Company is obligated to pay royalties based upon the application of an agreed-upon formula, which contains certain variables that are subject to interpretation. As of September 30, 2006, the Company has recorded approximately $212,000 in royalty expense, which it believes fully satisfied its obligation under the license agreement. The other party has claimed that the Company owes an additional $1.8 million under its interpretation of the royalty formula. The Company continues to believe that its method of calculating the amount of royalties due is valid and intends to vigorously defend its position. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and has concluded that it is not required to record a liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with our preclinical and clinical development, regulatory oversight, intellectual property claims and litigation and other risks detailed in our public filings with the Securities and Exchange Commission, including those risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations.

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

We expect that it will be several years or more before we can generate enough product-related revenues to reach net income or cash flow breakeven. For example, we currently estimate that in 2006 our net loss will be within the range of $125-135 million, and that we will use net cash of $110-120 million. Revenues from existing relationships help to defray our expenses, but additional funding will be required, the amount of which could be significant. We may decide to enter into additional product development collaborations, which would reduce our funding requirements. We may also generate funding through licensing of patents that are not relevant to our product development programs.

It is likely that we will continue to look for opportunities to raise equity capital as a primary means of funding our company over the next several years. The equity markets for biotechnology stocks have tended to experience long cycles during which the sale of equity securities has been extremely difficult. It is not possible to predict the timing or length of these cycles. As a result, many biotechnology companies, including ours, have adopted an opportunistic strategy of raising equity capital when it is available. We believe this strategy is important to minimizing the financial risks to our company and our shareholders. Consistent with our strategy, in August 2005, we issued 7.5 million shares of common stock raising net proceeds of approximately $126 million.

Results of Operations

Revenues

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 31% of our outstanding common stock, and several other companies. Royalties have decreased for both the three and nine-month periods ended September 30, 2006 compared to the corresponding periods in 2005, primarily due to insulin and glucagon patent expiration in certain countries. Insulin and glucagon royalties declined to 39% of our total royalty for both the three and nine-month periods ended September 30, 2006, from 44% and 53% for the corresponding periods in 2005. This downward trend is expected to continue and, in 2007, royalties for both insulin and glucagon in the remaining major markets will end. Royalties earned on sales of GEM 21S, a product of BioMimetic Therapeutics, Inc., have partially offset this decrease.

Option fees. In the three and nine-month periods ended September 30, 2006 and 2005, we recognized option fee revenue of $1.9 million and $5.7 million, respectively, under an Option and License Agreement with Novo Nordisk, pursuant to which we have granted an option to license certain rights to proteins that we discover. The initial term of this agreement expired in November 2004; however, Novo Nordisk exercised its right to extend the agreement to November 2006 and has paid us $7.5 million per year for those two additional years. We received the final payment from Novo Nordisk in November 2005, of which $833,000 was recorded as deferred revenue at September 30, 2006 and will be recognized as option fee revenue in the fourth quarter of 2006.

In September 2004, we signed a five-year strategic alliance agreement with Serono S.A. under which Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. In the three and nine-month periods ended September 30, 2006 and 2005, we recognized revenue of $784,000 and $2.4 million, respectively, from this agreement. At September 30, 2006, $9.5 million was recorded as deferred revenue, which will be recognized at a rate of $3.1 million per year.

License fees and milestone payments. Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones. The decrease of $2.0 million for the three-month period ended September 30, 2006, versus the comparable period in 2005, was primarily due to the reduction of license fee revenue recognized for recombinant Factor XIII from Novo Nordisk. This revenue was recognized evenly over the period October 2004 through May 2006. For the nine month period, in addition to the decrease related to the recombinant Factor XIII license, a one-time, lump sum license fee from Eli Lilly was earned in the 2005 period for which no comparable amount was earned in the corresponding 2006 period.

Operating expenses

Research and development. Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables, contracted services and stock-based compensation. Our research and development activities have expanded in the past year, particularly related to our clinical-stage product candidates, rhThrombin, atacicept and IL-21. In addition, the impact of recognizing stock-based compensation cost in 2006 with the adoption of SFAS 123(R) has increased research and development expenses. Research and development expense in both periods was slightly offset by cost reimbursements from Novo Nordisk and Serono for work performed on various development programs. These trends for the three and nine-month periods ended September 30 are shown in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Salaries and benefits	$12,995	$11,040	$39,004	$32,917
Consumables	2,640	2,685	8,525	9,785
Facility costs	1,950	1,570	5,650	4,682
Contracted services	9,338	6,604	31,318	22,539
Depreciation and amortization	1,321	1,295	4,032	3,864
Stock-based compensation	2,892	477	8,924	2,224

Subtotal	31,136	23,671	97,453	76,011
Cost reimbursement from collaborators	(840)	(692)	(2,832)	(2,613)

Net research and development expense	$30,296	$22,979	$94,621	$73,398

Salaries and benefits, consumables and facility costs, as shown in the table above, have tended to track fairly consistently with increases in our employee base from year to year. Between September 30, 2005 and September 30, 2006, we added approximately 32 full-time equivalent employees who are involved in product development activities. Contrary to this trend, in the nine months ended September 30, 2006, we experienced a reduction in consumable costs related to manufacturing IL-29 product in 2005 for use in toxicology studies and clinical trials, for which there were no comparable costs during the same period in 2006.

Contracted services include the cost of items such as contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials during which costs decline. Our clinical trial costs increased in the three and nine-month periods ended September 30, 2006, as compared to the corresponding periods in 2005, reflecting the costs of rhThrombin Phase 3 clinical trials. Also, contract manufacturing costs tend to be incurred irregularly over the course of a development program, with relatively short manufacturing campaigns that may provide enough product to supply multiple years of clinical trial activity. Our contract manufacturing costs increased for the three and nine-month periods ended September 30, 2006 as compared to the same periods in 2005, reflecting on-going process development and manufacturing campaigns for rhThrombin to support the anticipated filing of a license application with the FDA in late 2006.

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

The following table presents our research and development costs allocated to clinical development, pre-development and discovery research programs, together with the unallocated costs that benefit all programs for the three and nine-month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Clinical development programs:
Hemostasis	$10,152	$4,653	$32,486	$14,802
Autoimmunity and oncology	3,659	4,429	12,275	13,906
Antiviral	1,332	1,397	4,070	1,397
Pre-development programs	3,015	1,316	6,309	7,647
Discovery research programs	1,230	2,146	6,119	6,728
Unallocated indirect costs	10,908	9,038	33,362	28,918

Total	$30,296	$22,979	$94,621	$73,398

The following summarizes the reasons for significant changes in research and development program costs for the periods presented in the table:

•	Hemostasis clinical development program costs increased substantially from 2005 to 2006 for both the three and nine-month periods ended September 30 reflecting the production of rhThrombin bulk drug validation lots and Phase 3 clinical trial costs in 2006.

•	Autoimmunity and oncology clinical development program (atacicept and IL-21) costs decreased from 2005 to 2006 for both the three and nine-month periods ended September 30 primarily due to completion of the atacicept and IL-21 clinical trials in late 2005 and the first half of 2006. Additional studies for both programs are expected to begin in the fourth quarter of 2006.

•	Antiviral clinical development program costs in 2006 reflect activities associated with preparing for clinical testing of IL-29.

•	Pre-development program costs declined in the nine-month period primarily due to the transition of IL-29 to development in mid-2005. The increase for the three-month period was due to added pre-development programs.

•	Unallocated indirect costs increased from 2005 to 2006 for both the three and nine-month periods ended September 30 primarily due to the impact of recording stock-based compensation expense pursuant to SFAS 123(R).

General and administrative. General and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 42% and 38% for the three and nine-month periods ended September 30, 2006, respectively, as compared to the corresponding periods in 2005. The increase was primarily due to the impact of recording stock-based compensation expense in accordance with SFAS 123(R). Stock-based compensation expense of $1.7 million and $5.0 million was recorded for the three and nine-month periods ended September 30, 2006, respectively. Higher personnel, patent and recruitment costs also contributed to the increase.

Stock-based compensation. Effective January 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. We have adopted the modified prospective transition method and determine fair value using the Black-Scholes valuation method. Accordingly, we recorded stock-based compensation expense of $4.6 million and $14.0 million for the three and nine-month periods ended September 30, 2006, respectively. Stock-based compensation of $527,000 and $2.7 million for the respective periods in 2005 was recorded pursuant to APB 25. We have estimated that the financial impact for the full year 2006 will be to increase our operating expenses by approximately $19 million.

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: amount of cash reserves invested, the effective interest rate, and the amount of gains or losses recognized. Investment income increased significantly for the three and nine-month periods ended September 30, 2006 as compared to the corresponding periods in 2005, largely due to increases in the effective interest rate realized. The following table shows how each of these factors affected investment income for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average amount of cash reserves	$298,749	$343,462	$321,136	$311,570
Effective interest rate	1.18%	0.80%	3.33%	2.11%

Investment income before gains and losses	3,520	2,737	10,710	6,566
Net losses on sales of investments	(76)	(66)	(106)	(446)

Investment income, as reported	$3,444	$2,671	$10,604	$6,120

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense was $1.9 and $5.7 million for the three and nine-month periods, respectively, for both 2006 and 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had cash, cash equivalents and short-term investments of $289.7 million, which we intend to use to fund our operations and capital expenditures over the next several years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources should provide sufficient funding for at least two years. If we complete additional collaborative development transactions, which could generate both revenues and cost reductions, these cash resources could extend the period of time over which these funds would cover our operating costs.

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

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, in 2004 upon the execution of a strategic alliance agreement with Serono and a license agreement with Novo Nordisk, we recorded $36.2 million of deferred revenue, which is being recognized as revenue over approximately five years. For the nine-month periods ended September 30, 2006 and 2005, we recognized $13.2 million and $17.7 million, respectively, of previously deferred revenue from these and other transactions. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

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

Cash flows from financing activities. We received $10.1 million and $2.4 million of proceeds from the exercise of stock options for the nine-month periods ended September 30, 2006 and 2005, respectively. In August 2005, we received net proceeds of $126.6 million from a follow-on offering of 7.5 million shares of common stock.

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

Contractual Obligations

At September 30, 2006 we are contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$117,614	$7,544	$15,890	$17,021	$77,159
Operating leases	10,526	2,151	4,229	3,545	601
Development contracts	24,479	23,208	683	428	160

Total	$152,619	$32,903	$20,802	$20,994	$77,920

The building lease obligations, which resulted from our sale-leaseback financing transaction, reflect the lease term through May 2019. Operating lease terms range from one to seven years and generally relate to leased office space nearby our corporate headquarter buildings. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. The development contracts largely reflect the production of rhThrombin for commercial purposes.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZYMOGENETICS, INC.

Date: November 1, 2006	By:	/s/ James A. Johnson
James A. Johnson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)