Form 10-K
period 2006-12-31
ZYMOGENETICS INC
filed 2007-03-01
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-33489

ZYMOGENETICS, INC.

(exact name of registrant as specified in its charter)

Washington	91-1144498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Eastlake Avenue East, Seattle, WA 98102

(Address of principal executive offices)

Registrant’s telephone number, including area code (206) 442-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2006 was: $718,295,901.

Common stock outstanding at February 23, 2007: 67,619,914 shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on June 21, 2007 are incorporated by reference in Part III.

ZYMOGENETICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2006

PART I

Item 1.    Business

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “potential,” “seek,” “should,” “target” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results could differ significantly from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Factors that could cause or contribute to such differences include those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

Overview

Our company is focused on the discovery, development, manufacture and commercialization of therapeutic proteins for the treatment of human diseases. Our current therapeutic focus is in the areas of hemostasis, inflammatory and autoimmune diseases, cancer and viral infections. Our most advanced internal product candidate, rhThrombin, which is being developed as a replacement for plasma-derived hemostatic products, has completed Phase 3 testing and is currently under regulatory review in the United States. In addition to rhThrombin, our development pipeline of novel proteins, which we identified using our genomics-based discovery platform and are developing on our own or in collaboration with partners, continues to expand and mature. We have established strong discovery, development and clinical manufacturing capabilities and continue enhancing our commercial capabilities as we advance our product candidates toward the market. Our most advanced product candidates are:

•

rhThrombin.    Recombinant human thrombin (rhThrombin) is being developed as a topical hemostatic agent intended for the control of moderate bleeding during surgical procedures. It is a recombinant version of a blood-clotting protein that is currently marketed in the United States as a stand-alone product in a form derived from bovine (cow) plasma. Our goal is to provide an effective and safer alternative to plasma-derived thrombin products, building on our established expertise in recombinant protein production methods. We completed a pivotal Phase 3 clinical trial of rhThrombin in four surgical indications in September 2006 and filed a biologics license application (BLA) with the U.S. Food and Drug Administration (FDA) in December 2006. We are currently focused on building our commercial infrastructure and establishing a rhThrombin sales force to be ready for U.S. launch in late 2007.

•

Atacicept (formerly known as TACI-Ig).    Atacicept is a soluble receptor with potential applications for the treatment of cancer and autoimmune diseases. It is being developed in collaboration with Merck Serono S.A. (formerly Serono S.A.), an affiliate of Merck KGaA, Darmstadt, Germany. In December 2006, we initiated a Phase 2 clinical trial of atacicept in patients with rheumatoid arthritis. We plan to initiate Phase 2/3 clinical studies suitable for registration of atacicept in patients with systemic lupus erythematosus in the second half of 2007. We also expect to begin development of atacicept in multiple sclerosis before the end of 2007. Our Phase 1 program in B-cell malignancies is near completion, with results from clinical trials in non-Hodgkin’s lymphoma and multiple myeloma announced in December 2006 and results from the dose-escalation portion of the chronic lymphocytic leukemia clinical trial expected in the first half of 2007.

•

IL-21.    Interleukin-21 (IL-21) is a cytokine with potential applications for the treatment of cancer. We have retained all rights to IL-21 in North America and Novo Nordisk A/S has rights in the rest of the world. Under a data sharing and cross-license agreement between the two companies, a global development plan has been recently established to coordinate clinical development activities for IL-21. Novo Nordisk initiated a Phase 2 clinical trial in Australia in July 2006 and we plan to initiate a higher dose Phase 2 clinical trial in North America in 2007 to test IL-21 as a single agent in patients with metastatic melanoma. In October 2006, we initiated a Phase 1/2 clinical trial to test IL-21 in combination with the tyrosine kinase inhibitor Nexavar® (a product of Bayer Healthcare AG and Onyx Pharmaceuticals, Inc.) in patients with metastatic renal cell carcinoma. In addition, we initiated a Phase 1 clinical trial of IL-21 in combination with the monoclonal antibody Rituxan® (a product of Genentech, Inc. and Biogen Idec Inc.) in patients with advanced non-Hodgkin’s lymphoma in June 2006.

•

PEG-IFN-l (formerly known as IL-29).    Interferon-l1 (IFN-l1) is a cytokine with potential applications for the treatment of viral infections. Our product candidate, PEG-IFN-l, is a pegylated version of the IFN-l1 protein, for which we have retained worldwide rights to PEG-IFN-l. We filed an investigational new drug (IND) application for PEG-IFN-l as a treatment for chronic hepatitis C infection in November 2006 and initiated a Phase 1 clinical trial in January 2007.

We continue to expand our capabilities and build our infrastructure. In recent years, we have built a development organization with the skills and expertise necessary to design and implement successful clinical and regulatory strategies. We leverage our resources by accessing our partner’s technologies, infrastructure and expertise through strategic partnerships. In addition to our existing product-related collaborations with Merck Serono for atacicept and Novo Nordisk for IL-21, we are in discussions with potential partners to develop and commercialize rhThrombin outside the United States. Under a broad strategic alliance with Merck Serono, we collaborate to research, develop and commercialize novel protein and antibody therapeutics derived from our proprietary portfolio of genes and proteins.

Our discovery efforts are founded on an advanced bioinformatics program that we developed in the mid-1990’s. Our expertise in biology and protein expression and engineering has enabled us to assess the biological function and potential therapeutic utility of proteins early in the discovery process and has allowed us to focus our efforts on the relatively small subset of genes that we believe have the highest probability of coding for proteins with therapeutic potential. Specifically, we have focused on key protein categories that have members with proven therapeutic value or potent biological activity. More recently, we have added the capability to develop both agonist and antagonist antibodies and antibody-like molecules, allowing us to expand the therapeutic potential of our proteins. Our ability to determine biological function and therapeutic utility at an early stage has improved our prospects of establishing patent priority by enabling us to file detailed patent applications covering both composition of matter and method of use claims. We have issued patents or pending applications covering all of our internal product candidates in clinical development. In total, we have more than 295 unexpired issued or allowed United States patents and over 360 United States patent applications pending.

We have been active in the area of therapeutic proteins since our incorporation in the state of Washington in 1981. For 12 years we were a wholly owned subsidiary of Novo Nordisk, one of the world’s largest producers of therapeutic proteins. We have contributed to the discovery or development of six recombinant protein products currently on the market, which had aggregate sales in 2006 of more than $3.7 billion. In November 2000, as part of a restructuring by Novo Nordisk, we became an independent company. In February 2002, we completed our initial public offering.

Business Strategy

Our corporate objective is to discover, develop, manufacture and commercialize novel therapeutic proteins and other protein-based products for the treatment of human diseases. To achieve this objective, we are pursuing the following key strategies:

•

Establish a robust portfolio of proprietary therapeutic proteins supported by strong intellectual property.    We currently focus our internal discovery efforts exclusively on therapeutic proteins. Using our unique genomics-based discovery platform and knowledge of immunobiology, we have identified many novel proteins with potential for therapeutic application in cancer, autoimmunity and inflammation. We believe that this approach, combined with strong patent and other intellectual property protections, will ultimately result in proprietary product opportunities, providing potential market exclusivity for our product candidates. In addition, to augment our portfolio of therapeutic proteins, we may in-license product candidates with potential in our areas of therapeutic focus.

•

Balance and diversify product portfolio risk.    Our goal is to develop a diversified portfolio of product candidates that includes a recombinant protein intended as a replacement for plasma-derived protein products and multiple novel proteins that have potential in multiple disease indications. Our most advanced internal product development candidate, rhThrombin, is a recombinant version of thrombin that is currently marketed in the United States in a form derived from bovine plasma. Our other product development candidates are novel proteins that could have broad therapeutic potential in cancer, autoimmune disease, infectious disease and inflammation.

•

Leverage our development resources through partnerships.    We have established, and may establish in the future, partnerships that will allow us to further diversify our product development risks, reduce costs, and access complementary technologies and infrastructure possessed by our partners. With this strategy we should be able to pursue more opportunities than working alone.

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

	Product/Product Candidate	Indication or Intended Use	Stage of Development	Development/Commercial Rights
	rhThrombin	General surgical hemostat Spray application	BLA Filed Phase 2	Internal development in the U.S.; worldwide commercial rights maintained

	Atacicept (formerly known as TACI-Ig)	Systemic lupus erythematosus Rheumatoid arthritis Multiple myeloma Non-Hodgkin’s lymphoma Chronic lymphocytic leukemia Multiple sclerosis	Phase 1 Completed Phase 2 Phase 1 Completed Phase 1 Completed Phase 1 Preclinical	Co-development with Merck Serono worldwide, excluding Japan; co-promotion with EMD Serono in North America; Merck Serono promotion outside North America

Internal Candidates	IL-21	Metastatic melanoma Metastatic renal cell carcinoma Non-Hodgkin’s lymphoma	Phase 2 Phase 1/2 Phase 1	Internal development in North America; Novo Nordisk development outside North America

	PEG-IFN-l (formerly known as IL-29)	Hepatitis C virus infection Cancer Multiple sclerosis	Phase 1 Preclinical Preclinical	Internal development in North America; worldwide commercial rights maintained

	IL-31	Atopic dermatitis Inflammatory diseases	Preclinical Research	Co-development with EMD Serono in U.S. and out-licensed to EMD Serono in Canada and Merck Serono in Mexico; Novo Nordisk development outside North America

	IL-17RC	Inflammatory diseases	Preclinical	Option for co-development with EMD Serono in the U.S. and development by Merck Serono outside the U.S.
	GEM-OS1TM/GEM-OS2TM (Platelet-derived Growth Factor)	Orthopedic fracture and other bone defects	Phase 2	Out-licensed to BioMimetic Therapeutics, Inc.

Out-Licensed Candidates	rFactor XIII	Congenital Factor XIII deficiency Cardiac surgery Cancer treatment	Phase 1 Phase 1 Preclinical	Out-licensed to Novo Nordisk

	IL-20	Psoriasis	Preclinical	Out-licensed to Novo Nordisk

	FGF-18	Osteoarthritis	Preclinical	Out-licensed to Merck Serono

	IL-22 receptor	Psoriasis	Preclinical	Out-licensed to Merck Serono
	Novolin® (Insulin) and Insulin Analogs	Diabetes	Marketed	Out-licensed to Novo Nordisk

	NovoSeven® (Factor VIIa)	Hemophilia	Marketed	Out-licensed to Novo Nordisk

Marketed Products	Regranex® (Platelet-derived Growth Factor)	Wound healing	Marketed	Out-licensed to Johnson & Johnson

	GEM 21S® (Platelet-derived Growth Factor)	Periodontal defects	Marketed	Out-licensed to BioMimetic Therapeutics, Inc.

	GlucaGen® (Glucagon)	Hypoglycemia; gastrointestinal motility inhibition	Marketed	Out-licensed to Novo Nordisk

	Cleactor™ (tPA Analog)	Myocardial infarction	Marketed	Out-licensed to Eisai Co., Ltd.

In the table above, Research refers to the stage in which we conduct analysis of therapeutic potential of newly discovered proteins using a variety of laboratory methods. Preclinical refers to the stage in which safety, pharmacology and proof of efficacy in non-human animal models of specific human disease are being evaluated. Phase 1 refers to clinical trials designed primarily to determine safety and pharmacokinetics in healthy volunteers or limited patient population. Phase 2 refers to clinical trials designed to evaluate preliminary efficacy, further characterize safety and optimize dosing in a limited patient population. BLA Filed refers to the stage in which a biologics license application (BLA) has been filed with regulatory agencies and awaits regulatory approval.

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

Serious bleeding can be caused by trauma or surgery. Surgeons minimize bleeding to maintain visibility in the operating field, limit the use of transfused blood products and reduce peri- and post-operative complications. In situations where direct pressure, ligation, or cautery are not possible or unsuccessful, topical hemostatic agents are needed to achieve hemostasis. Thrombin is widely used to stop diffuse bleeding occurring during surgical procedures. It is generally sold as a lyophilized powder stored at room temperature, which is dissolved in saline and absorbed onto a surgical sponge, embedded onto a hemostatic pad or sprayed directly for topical application to wounds. Only bovine (cow) plasma-derived thrombin, Thrombin-JMI®, from King Pharmaceuticals, Inc. is currently available in the United States as a stand-alone product. In early November 2006, Omrix Biopharmaceuticals, Inc. filed a license application with FDA for its human plasma-derived thrombin, which is developed in collaboration with Ethicon, Inc. and could be available on the market in 2007. The market for thrombin has grown rapidly since 2000, with Thrombin-JMI net sales totaling $190.1 million during the first nine months of 2006, which implies annualized sales of approximately $250 million. It has been estimated that bovine plasma-derived thrombin is used in over a million surgical procedures annually in the United States.

We believe that there are several potentially important advantages to a recombinant human form of thrombin. Some patients may experience allergic reactions to plasma-derived products or develop antibodies to bovine plasma-derived thrombin or to bovine Factor V or other protein impurities in the bovine plasma-derived product. In some cases, these antibodies can cross-react with analogous human proteins, creating a bleeding condition that can be difficult to manage and which may be fatal in patients who develop the most severe cases. Use of bovine plasma-derived thrombin in patients with pre-existing antibodies to bovine clotting factors may cause abnormal clotting times associated with prolonged bleeding, thrombosis or other post-operative complications, which can result in increased treatment costs. The package insert for bovine plasma-derived thrombin contains a black box warning, the most serious form of warning FDA can require for approved products, describing these potential risks. All human plasma-derived products carry an FDA warning addressing a potential risk of transmitting infectious and other diseases, including HIV, hepatitis, parvovirus, Creutzfeldt-Jakob disease (CJD) and variant CJD. A recombinant human form of thrombin is inherently free from these potential risks and not expected to have a black box warning or be associated with the risk of transmitting blood-borne pathogens or infectious diseases. We also believe that rhThrombin will be more convenient to handle and store as compared to a human plasma-derived thrombin from Omrix/Ethicon. rhThrombin will be available as a lyophilized powder, stored at room temperature, with an anticipated two-year shelf life. The human plasma-derived thrombin must be stored frozen and thawed before use. Once thawed, it is stable in the refrigerator for only 30 days.

We intend to develop rhThrombin in the United States as a preferred alternative to the plasma-derived thrombin products. As with plasma-derived thrombin, rhThrombin would be used in the surgical setting to control bleeding. Primary applications could include a wide range of surgeries as well as the treatment of bleeding from trauma and burn injuries. We believe the market for rhThrombin could be further expanded by developing product line extensions in which rhThrombin is combined with other passive or active hemostatic materials. We are in the process of evaluating potential line extension product concepts. We intend to commercialize rhThrombin in the United States on our own and are in discussions with potential partners to develop and commercialize rhThrombin outside the United States.

We have developed a patent-protected method that enables us to cost-effectively manufacture rhThrombin in a two-step process. First, recombinant human prethrombin-1 (“rhPrethrombin-1”) is produced in mammalian cells. Then, using an enzyme activation step, rhPrethrombin-1 is converted to rhThrombin. A commercial-scale manufacturing process has been developed in collaboration with Abbott Laboratories, our commercial manufacturer, and we have completed manufacturing campaigns to support our BLA filing and provide initial launch inventory. In 2007, we will continue building rhThrombin commercial inventories.

In September 2006, we announced results from the pivotal Phase 3 clinical study designed to evaluate the comparative efficacy of rhThrombin and bovine thrombin, both administered with an absorbable gelatin sponge. The randomized, double-blind study was conducted at 34 sites in the United States and enrolled 411 patients in the same four surgical settings as those examined in our Phase 2 studies: spinal surgery, liver resection, peripheral artery bypass and arteriovenous graft construction. Both the primary and secondary endpoints of the study were met. rhThrombin was shown to have comparable efficacy to bovine thrombin, as measured by the overall percentage of patients achieving hemostasis within 10 minutes. rhThrombin also demonstrated a superior immunogenicity profile to bovine thrombin, based on a significantly lower incidence of post-treatment anti-product antibody development. Both treatments were well tolerated and exhibited similar adverse event profiles. Based on the pivotal Phase 3 study results, we filed a BLA in December 2006 for licensure to market rhThrombin as a general aid to controlling bleeding during surgery. Assuming a 10-month FDA review cycle, approval could be expected in late 2007. While awaiting regulatory approval, we plan to initiate an open-label, non-comparative Phase 3b study to further characterize the favorable safety and immunogenicity profile of rhThrombin.

In August 2006, we began investigating another mode of administration for rhThrombin using a spray applicator device. We initiated an open-label, non-comparative Phase 2 clinical trial in patients with burns or other traumatic skin injuries undergoing autologous skin grafting. The study is being conducted at 14 sites in the United States, with patient enrollment expected to be completed in the first quarter of 2007. Our registration strategy for rhThrombin delivered via spray applicator is currently under discussion with the FDA.

In 2007, we intend to continue activities in preparation for the rhThrombin launch in the United States by establishing our sales force and related commercial infrastructure and building commercial inventories. With a relatively concentrated customer base for thrombin, we believe that a sales force of approximately 50 individuals will be sufficient to target key institutions for rapid conversion of the existing thrombin market to rhThrombin.

We own issued United States and foreign patents directed to certain recombinant human thrombin, methods of producing recombinant human thrombin from a genetically engineered precursor termed “prethrombin-1,” formulations, methods of activation and therapeutic use of the protein. The first patent expiration in our rhThrombin patent portfolio will occur in December 2012. In the United States, we believe the patent could be extended under the Drug Price Competition and Patent Term Restoration Act. Any patents that issue from currently pending thrombin applications would expire in 2025 and 2026.

Atacicept (formerly known as TACI-Ig)

TACI is a member of the tumor necrosis factor receptor family of proteins. Atacicept is a soluble form of the TACI receptor that binds to two ligands, BLyS and APRIL, that are implicated in B-cell survival, maturation and antibody production. When over-produced in transgenic animals, BLyS has been shown to lead to the development of autoimmune disease with symptoms resembling systemic lupus erythematosus (SLE) and Sjögren’s syndrome. APRIL shares many of the biological activities of BLyS, including promotion of B-cell proliferation and differentiation into antibody secreting cells. There is growing evidence suggesting APRIL’s involvement in several autoimmune diseases. Furthermore, heterotrimers, structures formed by combination of BLyS and APRIL molecules, have been observed in autoimmune diseases. The aim of treatment with atacicept is to neutralize the overactivity of these immune-stimulating ligands and their heterotrimers to prevent the inappropriate activation of B cells and thus the production of harmful autoantibodies, which are antibodies to one’s own cells.

We believe that atacicept could represent a less toxic and more specific immunosuppressive agent than current therapies for the treatment of autoimmune diseases. Such diseases include SLE, rheumatoid arthritis (RA) and multiple sclerosis (MS). In an animal model of SLE, atacicept has been shown to specifically inhibit the development of mature B cells and the development of autoantibody production. It has also been shown to inhibit the development of proteinuria, an indicator of kidney malfunction resulting from excessive autoantibody levels, and to prolong survival of the animals. In a collagen-induced model of RA, atacicept has been shown to inhibit the incidence of disease. Taken together, these data indicate that atacicept acts by inhibiting the production of mature B cells and decreasing autoantibody levels and is associated with disease control in animal models of autoimmune diseases.

In addition to atacicept’s potential in autoimmune disease, an expanding body of literature suggests that atacicept may prove to be an effective treatment for a variety of B-cell cancers. Researchers from multiple laboratories have shown that malignant B cells express one or more of the three known receptors for BLyS and APRIL (TACI, BCMA and BAFF-R). Furthermore, these malignant B cells often abnormally express BLyS and APRIL proteins themselves, while normal B cells do not. These findings seem to suggest that malignant B cells can both produce and consume the BLyS and APRIL growth factors, leading to their survival advantage versus normal B cells. BLyS and APRIL levels are usually elevated in the serum of patients bearing these B-cell tumors. Studies suggest that lymphoma patients with high levels of BLyS present in blood samples fare worse than those with lower levels. Thus, BLyS and/or APRIL appear to enhance the survival of malignant B cells. In support of this theory, scientists have shown that the addition of BLyS or APRIL to cultured cancer cells from non-Hodgkin’s lymphoma (NHL) and multiple myeloma patients enables these cancer cells to survive for extended periods of time. Inhibition of BLyS and APRIL using atacicept causes the cultured malignant B cells to die rapidly. These results suggest that atacicept might represent a new cancer therapeutic, specifically targeting malignant B cells by starving these cells of the essential survival factors BLyS and APRIL.

In August 2001, we entered into a collaborative development and marketing agreement with Serono S.A. relating to atacicept. Under this agreement, atacicept is being developed jointly by the two companies pursuant to a worldwide development plan. In September 2006, Merck KGaA announced the acquisition of Serono. With the transaction completed in January 2007, Serono became Merck Serono S.A. Serono’s rights to atacicept under the collaborative development and marketing agreement are held by Merck Serono S.A.

Based on positive data from animal models, SLE was selected as one of the initial clinical indications for atacicept. The cause of this disease remains unknown, but there is substantial evidence suggesting that B-cell hyperactivity resulting in the secretion of autoantibodies is fundamental to its development. Although estimates on prevalence vary widely, there are believed to be approximately 475,000 treated patients with SLE in major markets. Of these patients, there are an estimated 135,000 in the United States and a roughly equivalent number in major European countries. No new FDA-approved treatment for SLE has been introduced in the last 40 years. Current therapies, including immunosuppressive agents and corticosteroids, have limited efficacy and are associated with severe and debilitating toxicities. We believe that patients diagnosed with moderate to severe SLE would be candidates for treatment with atacicept. Together with our partner, Merck Serono, we completed two Phase 1b clinical trials of atacicept in SLE patients investigating the safety and tolerability of atacicept administered intravenously and subcutaneously. Preliminary results from both studies were announced in July 2006 and detailed results from the subcutaneous study were presented at the American College of Rheumatology

(ACR) annual meeting in November 2006. The results from both studies demonstrated atacicept to be well tolerated across all dose levels and schedules tested. We also observed clear biologic activity as patients showed dose-dependent reductions in several biologic markers, consistent with atacicept’s proposed mechanism of action. Although the studies were not designed to evaluate efficacy, we observed an overall positive trend in disease activity, as measured by SELENA-SLEDAI scores and complement levels, in patients treated with multiple doses of atacicept. Together with Merck Serono, we plan to initiate Phase 2/3 clinical studies suitable for registration of atacicept in SLE patients in the second half of 2007.

Rheumatoid arthritis is another potential clinical indication for atacicept. RA is one of the most prevalent chronic inflammatory diseases, afflicting an estimated 1% of the population in industrialized countries, including approximately five million patients in North America, Europe and Japan. Although the underlying cause of RA is unknown, considerable data indicate a major role of B cells in this disease. RA has been an attractive therapeutic area for drug development because of its large market size and robust measures of disease activity. As a consequence, several drugs have been developed and a large number of drugs are currently being developed. Atacicept represents a novel mode of treatment that could alleviate the symptoms of RA associated with pathogenic B cells. Moreover, the apparent lack of side effects and mode of action of atacicept strengthens its potential as an add-on therapy to existing drugs. Together with our partner, Merck Serono, we completed a Phase 1b clinical trial of atacicept in RA patients who had failed other non-biologic therapies, and reported results in June 2006. The results demonstrated atacicept to be well tolerated across the full range of dose levels and schedules tested. We also observed clear biologic effects as patients showed schedule and dose dependent decreases in immunoglobulin and serum rheumatoid levels. Although the study was not designed to evaluate efficacy, we observed encouraging trends toward improvement of ACR and DAS 28 scores, commonly used measurements of clinical benefits. In December 2006, we initiated a Phase 2 clinical trial of atacicept in RA patients with inadequate response to TNF inhibitor therapy. This randomized, double-blind, placebo-controlled study will enroll approximately 320 patients at multiple sites in North America, Europe and Australia. All patients will be randomized to three dose levels of atacicept or placebo while receiving background methotrexate therapy. The primary objectives of the study are to evaluate the efficacy and safety of atacicept administered over a 26-week period and to select the most effective dose for further studies. The primary efficacy endpoint is reduced RA disease activity at week 26, as measured by ACR 20. Patient enrollment in this study is expected to be completed before the end of 2007. In addition, we plan to initiate a second Phase 2 clinical trial of atacicept in RA in 2007. The study will evaluate the efficacy and safety of atacicept in RA patients who have not previously received TNF inhibitor therapy.

B-cell cancers are a third potential clinical indication for atacicept. B-cell cancers include B-cell chronic lymphocytic leukemia (B-CLL) and multiple myeloma. In addition, between 80% and 85% of diagnosed non-Hodgkin’s lymphoma cases are of B-cell origin. In the United States, over 380,000 people are estimated to have some form of these B-cell cancers and each year, approximately 74,000 new cases and 31,000 deaths occur from these cancers. Despite the introduction of new therapies, there is still a clear need for agents that improve clinical response and survival. Our Phase 1 program in B-cell cancers includes three open-label, dose-escalation Phase 1b clinical studies in patients with relapsed or refractory multiple myeloma, NHL and B-CLL. We announced results from two Phase 1b studies in NHL and multiple myeloma in December 2006. The results from both studies demonstrated treatment with atacicept to be well tolerated. We also observed consistent biological responses and signs of disease stabilization in these heavily pretreated patients. The third Phase 1b study in B-CLL is ongoing, with results from the dose-escalation portion of the study expected to be available in the first half of 2007. Together with our partner Merck Serono, we plan to evaluate the future direction of the atacicept program in B-cell cancer after results from the Phase 1b study in B-CLL are available.

Recently, we decided to expand the atacicept program by adding multiple sclerosis as a fourth potential clinical indication. While the annual number of new cases of MS is low, the long clinical course of the disease results in the relatively large patient population. In 2005, approximately 260,000 people were affected by this disease in the United States, with a predicted annual growth rate of 0.9% through 2010. MS is typically treated with immunotherapies, which have modest efficacy, inconvenient administration and unfavorable side effect profiles. There is a scientific and medical rationale that B-cell depletion may provide an effective mode of therapy in this disease. Together with our partner Merck Serono, we decided to pursue clinical development of atacicept in MS and plan to initiate clinical testing in late 2007.

We own or have exclusively in-licensed worldwide patents and patent applications for atacicept, methods of using atacicept and related technology. Our license with St. Jude’s Children’s Hospital of Memphis, Tennessee is central to our patent portfolio for atacicept. St. Jude’s owns the patents covering the TACI protein, related polypeptides, methods of production and antibodies. In addition, we have sole ownership of patents and patent applications that include claims to expression vectors, transformed cells used to produce atacicept and methods of using atacicept to treat various diseases and medical conditions. We will continue to file patent applications as new inventions are made. The first patent expiration in our atacicept patent portfolio will occur in March 2017.

IL-21

IL-21 is a protein belonging to a family of cytokines that modify the function of cells in the immune system. We have shown that IL-21 activates several types of immune cells thought to be critical in eliminating cancerous or virally infected cells from the body. More specifically, IL-21 enhances the activity of mature natural killer (NK) cells; it has multiple effects on cytotoxic T cells (CTL), including increased activation and proliferation, extended longevity in circulation and improved ability to kill cancerous cells; and it enhances B-cell antibody production.

Preclinical studies have indicated that our recombinant version of IL-21 is an effective therapy in a number of animal models of cancer. In an animal model of metastatic melanoma, IL-21 was associated with significant anti-tumor activity. Animals in this model develop aggressive metastases to the lung, which can be readily measured. Treatment with IL-21 led to a significant reduction in the number of lung metastases relative to controls. IL-21 also was found to have potent inhibitory activity in other animal models of cancer, especially renal cell cancer. These models demonstrated that the in vivo effects of IL-21 were mediated through the activation of CTL and NK cells, which contribute to rejection of the tumors in the animal models. Moreover, this led to establishment of immunological memory, which protected animals from rechallenge with the parent tumor.

We believe that IL-21 could represent a potentially better tolerated and more efficacious immunotherapeutic agent than other cancer immunotherapies, such as interleukin-2 (IL-2) and interferon-alpha. In clinical practice, IL-2 is an effective therapy producing durable responses in approximately 5% to 8% of patients with metastatic melanoma and approximately 4% of patients with metastatic renal cell carcinoma. Accompanying this relatively low level of efficacy are significant toxicities, including vascular leak and the release of pro-inflammatory cytokines, which profoundly limit the utility of IL-2 in treating disease. These side effects can be so severe that many patients are either hospitalized or stop the therapy before completion of the treatment program. Although somewhat better tolerated, interferon-alpha therapy is associated with significant chronic toxicities limiting its administration and produces a lower overall response rate with fewer complete responses compared to IL-2.

We have retained all rights to IL-21 within North America and, pursuant to an option and license agreement, Novo Nordisk has licensed the rights to IL-21 outside North America. In August 2005, we signed a collaborative data sharing and cross-license agreement with Novo Nordisk that provided the framework for data and cost sharing as well as development of a single product worldwide. Accordingly, a global development plan was established in 2006, under which the companies have coordinated clinical development activities. In January 2007, we entered into a manufacturing agreement with Novo Nordisk, under which Novo Nordisk will supply clinical materials in quantities sufficient to support IL-21 development according to the global development plan.

We are pursuing metastatic melanoma and metastatic renal cell carcinoma as initial indications for IL-21. There are an estimated 62,000 new cases of melanoma per year in the United States. Metastatic melanoma is essentially an incurable cancer with no established standard of care. There are an estimated 39,000 new cases of renal cell carcinoma per year in the United States. Although two recently FDA-approved tyrosine kinase inhibitors (TKIs) for the treatment of advanced renal cell carcinoma, Nexavar® (a product of Bayer Healthcare

AG and Onyx Pharmaceuticals, Inc.) and Sutent® (a product of Pfizer, Inc.), extended the time during which patients live without evident tumor progression, the disease remains incurable. In October 2005, the FDA granted IL-21 orphan drug status for the treatment of melanoma patients with advanced or aggressive disease.

In 2006, we completed a Phase 1 clinical trial in patients with metastatic melanoma or metastatic renal cell carcinoma and Novo Nordisk completed a Phase 1 study in patients with metastatic melanoma. Our Phase 1 study was conducted in the United States and Novo Nordisk’s Phase 1 study was conducted in Australia. The combined results from the Phase 1 studies demonstrated that IL-21 had a favorable safety profile, with no vascular leak, no unacceptable constitutional symptoms, no depression or mood disturbances observed, and can be used in an outpatient setting. We also observed preliminary evidence of anti-tumor activity in both melanoma and renal cell carcinoma patients.

Based on Phase 1 results, we are continuing development of IL-21 in metastatic melanoma as a single agent. In July 2006, Novo Nordisk initiated a Phase 2 clinical trial in Australia. The study is designed to confirm the IL-21 activity at the recommended dose after our Phase 1 program. We also plan to conduct a Phase 2 clinical trial in North America beginning in 2007, which will evaluate IL-21 at a higher dose in previously untreated patients with metastatic melanoma.

Our development strategy for IL-21 in metastatic renal cell carcinoma will focus on a combination approach with recently approved TKIs. We have shown that IL-21 in combination with TKIs has additive anti-tumor effect in vivo in preclinical model(s). In October 2006, we initiated a Phase 1/2 clinical trial of IL-21 in combination with Nexavar. The Phase 1 part of the study will establish the maximum tolerated dose of IL-21 in combination with Nexavar. The Phase 2 part of the study will further evaluate the safety and preliminary anti-tumor activity of IL-21 at the dose established in Phase 1. We expect to complete the Phase 1 part of the study and initiate the Phase 2 part of the study in 2007.

We are exploring additional uses for IL-21 in combination with monoclonal antibodies, particularly those like Rituxan® (a product of Genentech, Inc. and Biogen Idec Inc.) that function via antibody-dependent cellular cytotoxicity, a process enhanced by IL-21. In July 2006, we initiated an open-label, dose-escalation Phase 1 clinical trial of IL-21 in combination with Rituxan in patients with advanced non-Hodgkin’s lymphoma. The primary objective of the study is to evaluate safety and tolerability of IL-21 when administered with Rituxan. Secondary objectives are to characterize the pharmacokinetics, immunogenicity and preliminary anti-tumor activity of this combination. The results from this study are expected to be available in the second half of 2007.

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

PEG-IFN-l (formerly known as IL-29)

IFN-l1 is a type III interferon that belongs to the 4-helical-bundle cytokine family. IFN-l1 is generated in response to a viral infection and exhibits broad anti-viral activity similar to type I interferons, such as interferon-alpha. However, IFN-l1 signals through a receptor that is distinct from the one for type I interferon and has a more selective expression pattern compared to the widely expressed receptor for type I interferon. The difference in the receptor expression pattern suggests that IFN-l1 may serve as an alternative to interferon-alpha based therapy for viral infection by providing antiviral activity with potentially fewer side effects.

In vitro studies have shown that IFN-l1 has antiviral activity against human hepatitis C virus (HCV) in the sub-genomic HCV replicon model. Additionally, we have demonstrated that IFN-l1 induces antiviral gene expression similar to interferon-alpha in primary human hepatocytes. IFN-l1 has also been shown to enhance viral antigen presentation, which may promote an immune response against the virus. Combined with the significant expression of the receptor for IFN-l1 in liver samples from HCV positive individuals, these data provide the rationale for selecting HCV infection as our first clinical indication.

Chronic infection with HCV is a leading cause of cirrhosis, liver failure, and hepatocellular carcinoma worldwide. It is estimated that there are 170 million people worldwide infected with hepatitis C virus. In the United States, an estimated 4.1 million people have been exposed to HCV, and approximately 3.2 million have chronic HCV infection. HCV is associated with an estimated 20,000 deaths per year and is the main indication for liver transplantation in the United States. The current standard of care for chronic HCV infection involves treatment with the combination of pegylated interferon-alpha and ribavirin. Interferon-alpha based therapy has been associated with a number of significant side effects, including flu-like symptoms, anorexia, depression, hemolytic anemia and myelosuppression, which continue to be a treatment-limiting factor. With a response rate to the current standard treatment for the most common form of HCV in the United States of only 40%, there remains a need for better tolerated and more effective therapy for HCV infection.

Our product candidate, PEG-IFN-l, is a pegylated version of the IFN-l1 protein. Pegylation extends the in vivo half-life of the protein, potentially allowing for convenient dose scheduling, such as once per week. We have submitted an IND application for PEG-IFN-l as a treatment for chronic HCV infection in November 2006 and initiated a single-dose Phase 1 clinical trial in healthy volunteers in January 2007. A multi-dose Phase 1 study in patients infected with HCV is planned to begin in the second half of 2007.

We have retained worldwide rights to IFN-l1 and our specific product candidate, PEG-IFN-l. We own an issued patent for IFN-l1 polynucleotides, expression vectors, cells and method of producing IFN-l1. We have filed patent applications for IFN-l1 polypeptides, IFN-l1 fusion proteins, antibodies, methods of expressing and purifying IFN-l1, methods of using IFN-l1 alone and in combination with other therapeutic agents to treat various viral diseases, cancers and autoimmune disorders. We will continue to file patent applications as new inventions are made. The first expiration date in our IFN-l1 patent portfolio will occur in September 2021.

IL-31

IL-31 is a cytokine derived from T cells, which we discovered through our bioinformatics discovery strategy. Current in vivo and in vitro data suggest that IL-31 may affect cellular infiltration and inflammation. Analysis of IL-31 and IL-31 receptor levels in human and murine disease tissues suggests that IL-31 could play a role in atopic dermatitis (AD) and inflammatory bowel disease, such as Crohn’s disease. Transgenic animals expressing the IL-31 gene develop a severe skin phenotype that resembles human AD, resulting from a chronic scratch response to itch induced by over-expression of IL-31. Itch is a characteristic of human AD and the scratch response to itch is thought to be a major contributor to the severity of disease. Treatment of animals in a murine model of AD with a neutralizing antibody against IL-31 results in the reduction of the incidence of the scratch response. Additionally, analysis of peripheral blood T cells from human atopic dermatitis patients provides an association between IL-31 and skin-homing T cells, suggesting that cutaneous diseases, such as AD, should be considered as a leading therapeutic area for IL-31.

Under our strategic alliance with Merck Serono, we entered into a co-development and co-promotion agreement for IL-31 within the United States and granted Merck Serono an exclusive license to IL-31 in Mexico and Canada. Novo Nordisk has licensed the rights to IL-31 outside North America pursuant to an option and license agreement. In February 2006, we entered into a collaboration agreement with Merck Serono and Novo Nordisk to develop a single anti-IL-31 monoclonal antibody for clinical development. The antibody development work is currently underway, and in 2007, we plan to continue our joint IL-31 research and development efforts.

We have filed several patent applications relating to IL-31 on a worldwide basis and will continue to file new patent applications as new inventions are made.

IL-17RC

The IL-17 family of cytokines is generally thought to relate to inflammation. IL-17A and IL-17F are the most closely related cytokines in the family that are produced by the same cell types, primarily activated memory T cells. Both cytokines are highly expressed in a variety of inflammatory and autoimmune diseases, including rheumatoid arthritis, inflammatory bowel disease, multiple sclerosis and transplant rejection. We identified IL-17 receptor C (IL-17RC) and characterized it as a receptor for both IL-17A and IL-17F. We hypothesize that use of a soluble IL-17RC to neutralize the pro-inflammatory properties of IL-17A and IL-17F could have a beneficial therapeutic effect in any or all of these diseases.

Under our strategic alliance with Merck Serono, we began collaborative research efforts on IL-17RC in 2005. Cell line development is underway at Merck Serono to produce material for toxicology studies and initial clinical testing. Upon designating IL-17RC as a product development candidate, Merck Serono would have the option to obtain rights to the candidate for co-development and co-promotion in the United States, through its U.S. operation EMD Serono, and exclusive license to the candidate outside the United States.

We have filed several patent applications relating to IL-17RC on a worldwide basis and will continue to file new patent applications as new inventions are made.

Research and Development

We have developed a fully integrated therapeutic protein research and development infrastructure that draws upon a broad range of skills and technologies, including bioinformatics, molecular and cellular biology, animal models of human disease, protein chemistry, antibody generation and engineering, pharmacology and toxicology, clinical development, medical and regulatory affairs, drug formulation, and protein manufacturing. We believe that this comprehensive approach gives us a competitive advantage, enabling us to further expand our diverse pipeline of therapeutic proteins.

Our discovery and research activities span from identifying genes and proteins with potential therapeutic utility through selecting a product candidate and testing it in animal models of human diseases. We have focused our discovery efforts on identifying the relatively small subset of genes that we believe have the highest probability of coding for proteins with therapeutic potential. We have defined what we consider to be the key protein categories according to structural similarity, sequence similarity and functional activity. These categories have known members with demonstrated therapeutic potential or potent biological activity, and most recombinant human proteins currently marketed as drugs are members of these categories. We believe that newly discovered proteins within these categories are likely to have important novel biological activity, and therefore may have potential as therapeutic products.

To identify a protein’s biological function and determine whether the protein plays a role in disease, we go through several stages of research activities. A protein begins in the exploratory stage, in which experiments are performed to support the development of a biological hypothesis as to the protein’s function, including its function as a ligand or a receptor. Once a biological hypothesis is developed, the protein moves to the validation stage, in which more extensive experiments are performed to confirm the biological hypothesis for the protein and to establish a medical hypothesis. A medical hypothesis involves the identification of specific diseases or conditions for which we believe the protein would have therapeutic importance. In cases where a protein demonstrates beneficial biological effects, it becomes a product candidate. Where a protein has been found to have detrimental effects, we attempt to generate a monoclonal antibody, either to the ligand or the receptor, or a soluble receptor to inhibit the activity of the protein. In those cases, a resulting monoclonal antibody or soluble receptor becomes the product candidate. We use in-licensed technologies from Medarex, Inc. and Dyax Corp. to generate fully-human monoclonal antibodies and protein engineering technology to produce humanized monoclonal antibodies from mice.

Once a product candidate is identified, it moves to the pre-development stage, at which time it is tested in specific animal models of human diseases. At the pre-development stage, we not only learn which diseases or conditions show promise for treatment, but also obtain information about dosing and systemic effects of the product candidate. Assuming positive results, both in terms of efficacy and toxicology, we may decide to move the product candidate into development. At this stage, a commercial hypothesis for the product candidate is developed that requires the identification of a market opportunity and a preliminary determination that it will be economically feasible to manufacture the product candidate and administer it to patients.

Throughout our research effort, we use a variety of in-house approaches to identify the biological functions of genes and proteins. We conduct physiological screens of mice in which the gene of interest has been either over-expressed or eliminated. In addition, using a variety of laboratory tests, or assays, we conduct analyses of animal models of human disease, to detect changes in behavior, physiology and biochemistry to understand how these models mimic human diseases and to determine the cause of disease and response to treatment. Using these models, we identify and validate a gene, or a group of genes, which may demonstrate a causal relationship to disease. We then confirm a role of the gene in disease by identifying a similar gene in human disease tissues. For certain ligands, we can apply laboratory techniques to clone the receptor for the ligand present in a tissue or cell. In addition to providing a marker for tissues that should respond to the protein, the receptor or an antibody to the ligand or the receptor can have therapeutic potential. We rely on an external network of collaborators to investigate biology and conduct additional tests that we do not perform in-house.

In recent years, we have built a development organization with the skills and expertise to design and implement clinical trials for multiple product candidates and to file license applications with FDA and other regulatory agencies worldwide. Our in-house development resources include a clinical development group responsible for designing, conducting and analyzing clinical trials. The group includes clinical research, clinical operations, biometrics, medical writing and drug safety. Our preclinical development group provides support in the areas of bioanalytical research and development, pharmacology, toxicology, pathology and pharmacokinetics. Our regulatory affairs group develops regulatory strategies and manages communications and submissions to regulatory agencies.

Collaborative Relationships

Novo Nordisk Option and License Agreement

As part of our separation from Novo Nordisk, we granted Novo Nordisk options to license certain rights to potential therapeutic proteins pursuant to an option and license agreement, which expired in November 2006. Under this agreement, we retained exclusive rights to these proteins in North America, and Novo Nordisk could obtain exclusive rights in the rest of the world. However, Novo Nordisk maintained the option to obtain exclusive worldwide rights to any licensed protein that acts to generate, expand or prevent the death of insulin-producing beta cells, which are involved in diabetes, a core business of Novo Nordisk. The option agreement also provided that:

•	over a four-year period beginning November 10, 2000, Novo Nordisk paid us a fee of $7.5 million per year for the option rights under the agreement;

•

during this four-year period, Novo Nordisk had the right, for specified license payments, to license up to the greater of eight proteins or 25% of all proteins discovered by us after August 25, 1995 and for which a hypothesis as to medical utility is generated, except for beta-cell-related proteins, of which Novo Nordisk could license an unlimited number; and

•

Novo Nordisk had the right to extend the option agreement for two years, during which time it was required to pay us a fee of $7.5 million per year for the right to license four additional proteins. In June 2004, Novo Nordisk exercised its extension rights, extending the agreement through November 2006.

Under the option agreement, we were required to promptly disclose to Novo Nordisk each protein for which we developed a hypothesis as to medical utility, together with information known to us about the protein, such as gene sequence and similarity, exploratory data and relevant patent filings. Novo Nordisk then had 60 days to decide on three possible courses of action:

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

Upon the exercise of an option by Novo Nordisk, we negotiated an exclusive license agreement to commercialize the protein containing certain predetermined terms, including up-front payments, milestone payments and royalty terms. The option agreements include the following terms:

•	up-front and development milestone payments for each non-beta-cell-related protein licensed totaling up to approximately $20 million, regardless of the point of license;

•	up-front and milestone payments for beta-cell proteins licensed totaling up to approximately $28 million;

•	varying royalty rates, with the lowest rates applying to the license of a protein at the medical utility hypothesis stage, increasing substantially with each option extension;

•

expiration of royalty obligations upon expiration date of the last-to-expire patent on the licensed protein or, if the product is not based on a patented protein, 12 years from the date of the first sale of the product; and

•

reduction in royalty obligations if the license of third-party patented technology is required to utilize the licensed protein or if a generic product that is identical to a patented product achieves certain levels of market share.

If Novo Nordisk extends its option on a protein, which it has done in one case, then when the protein reaches the status of a preclinical lead meeting certain criteria, Novo Nordisk may exercise the option, extend the option or decline to exercise the option, in which case it forgoes any and all future rights to the protein. If Novo Nordisk elects to extend the option at the preclinical lead stage, it must pay us a $1.0 million extension fee and agree to pay two-thirds of the research and development costs under a North America research and development plan to advance the protein through the completion of Phase 2 clinical trials. Upon completion of Phase 2 clinical trials, Novo Nordisk has one final opportunity to license the protein.

If, at any of Novo Nordisk’s decision points, we decide that we do not wish to move forward in the development of the subject protein, then we have the right to terminate our participation in the development of the protein. In that case Novo Nordisk has the right to continue the research and development on its own, and maintains its right to license the protein under the option agreement.

To date, in addition to one protein for which it extended its option, Novo Nordisk has licensed the rights outside North America to seven proteins, of which three licenses have been subsequently terminated. Currently, licenses are in effect for IL-20, IL-21, IL-31 and one recently licensed undisclosed protein.

In March 2004, we signed a license agreement with Novo Nordisk for exclusive rights to IL-20 in North America, effectively giving them worldwide rights under our intellectual property in this protein. Under the agreement, we have received a total of $4.0 million to date, and have the potential to receive future milestone payments and royalties based on sales.

Novo Nordisk Data Sharing and Cross-License Agreement for IL-21

In August 2005, we signed a collaborative data sharing and cross-license agreement with Novo Nordisk for the development of IL-21. Under the terms of this agreement, we and Novo Nordisk will collaborate to develop and execute a global clinical development plan to achieve regulatory approval of a common product in the companies’ respective territories. All activities falling under the global clinical development plan could be performed separately or jointly by the two companies. In the case of joint activities, we and Novo Nordisk will share all costs; otherwise, each company will be responsible for its own costs. This agreement includes a cross-license for intellectual property that will arise in the implementation of the global clinical development plan. In addition, the new agreement terminates the prior clinical data sharing agreement that was established in March 2004. In January 2007, the parties entered into a clinical manufacturing and chemistry, manufacturing, and control (CMC) development services agreement, under which Novo Nordisk will supply clinical materials, in quantities sufficient to meet requirements of the global clinical development plan, and certain services.

Merck Serono Strategic Alliance Agreement

In October 2004, we executed a strategic alliance agreement with Serono S.A. to research, develop and commercialize novel protein and antibody therapeutics derived from our proprietary gene and protein portfolio. Following the recently completed acquisition of Serono by Merck KGaA, Serono’s rights under this agreement are held by Merck Serono S.A., an affiliate of Merck KGaA. The strategic alliance agreement has a five-year term, with a maximum three-year research period for each candidate that may extend beyond the five-year term on a candidate-by-candidate basis.

As part of the strategic alliance, Merck Serono receives:

•

An exclusive option, subordinated to the Novo Nordisk option agreement discussed above, to acquire rights to product development candidates resulting from research under the strategic alliance. The number of candidates within our core research areas to which Merck Serono may obtain rights is limited to twelve, while for candidates in our non-core areas the number is unlimited.

•	Exclusive worldwide licenses to two of our preclinical stage candidates, FGF-18 and IL-22RA.

•

An agreement for our preclinical stage candidate IL-31 in North America that provides for co-development and co-promotion for any products based on IL-31 within the United States through EMD Serono, the United States operation of Merck Serono, and exclusive licenses to Merck Serono in Mexico and EMD Serono in Canada.

In return, we receive:

•	A $20 million upfront option fee.

•	$11.25 million in license fees for FGF-18, IL-22RA and IL-31, as well as potential future milestone payments of $99.5 million and royalties based on product sales.

•	An equal share of the profit from the co-commercialization of any product within the United States.

•	Upfront fees and potential milestone payments related to development progress, regulatory submissions and approvals for every candidate exclusively licensed or co-developed by Merck Serono.

•

Royalties on product sales outside the United States for co-developed products, and on worldwide product sales for licensed products. Royalties rates for candidates in our core areas are higher than for candidates in our non-core areas. Similarly, royalty rates for protein therapeutics are higher than for antibody therapeutics.

In addition, Merck Serono purchased approximately 3.2 million shares of our common stock for a total of $50 million, and entered into a related lockup agreement and a standstill agreement.

During the research stage of the collaboration, the two companies will work together for five years to identify new development candidates from our proprietary portfolio of genes and proteins. Each company may at its own expense work with non-core genes, while we will have exclusive rights to evaluate genes within our core research areas. Upon the generation of a medical hypothesis by either company for a candidate derived from a core or non-core gene, Merck Serono has a specified amount of time to make a decision whether or not to co-fund continued research on the candidate. If Merck Serono declines to continue, all rights to the candidate will revert to us. If Merck Serono decides to collaborate, it will fund the majority of the research costs if we decide to participate, or 100% of the costs if we decline.

The research collaboration for a candidate can continue for up to three years or until the candidate reaches the point of being designated a product development candidate. At this time, Merck Serono has an option to obtain rights to the candidate. If we collaborated and co-funded research on the candidate, we can choose whether or not to co-develop and co-promote in the United States together with EMD Serono, but if Merck Serono funded 100% of the research costs, Merck Serono’s rights to the candidate will be exclusive. Merck Serono has a specified amount of time in which to exercise this option.

For any candidate that is co-developed, the two companies will work together on the clinical development in the United States and European Union and commercialization of related product candidates within the United States. These activities will be governed by a steering committee with equal representation from the two companies. The majority of the development costs will be paid by Merck Serono. The expenses of commercialization and the profit from selling any resulting products in the United States will be split evenly between the two companies. Outside the United States, Merck Serono will pay us a royalty on product sales. At any point in time during the development period, we have an option to stop our contributions and convert a co-development relationship to a license.

Merck Serono Development and Marketing Agreement for Atacicept

In August 2001, we entered into a collaborative development and marketing agreement with Ares Trading S.A., a wholly owned subsidiary of Serono S.A., focused on product candidates derived from two cellular receptors, designated TACI and BCMA, that are involved in the regulation of the human immune system. Following the recently completed acquisition of Serono by Merck KGaA, Serono’s rights under this agreement are held by Merck Serono S.A., an affiliate of Merck KGaA. During the term of the agreement, we will work together exclusively with Merck Serono and its United States operation EMD Serono to develop biopharmaceutical products based on the two receptors. The ongoing co-development of atacicept in autoimmune diseases and cancer is pursuant to this agreement.

We share research and development expenses worldwide with the exception of Japan, where Merck Serono covers all expenses. The research and development activities are governed by a steering committee made up of an equal number of representatives from each company. Merck Serono is responsible for manufacturing all products for both clinical trials and commercial sale. We retain an option to co-promote the sale of products with EMD Serono in North America, which we can exercise provided that we fund our share of the research and development expenses and meet certain sales force and marketing requirements. If we exercise the co-promotion option, we will share commercialization expenses and profits in North America equally with EMD Serono and Merck Serono will have exclusive rights to market and sell products in the rest of the world, for which we will be entitled to receive royalties. In the event of certain changes in control of our company, we could lose our right to co-promote products in North America.

Either company may terminate its co-development and co-funding obligations upon 180 days’ notice. If we were to terminate our co-development and co-funding obligations, Merck Serono would take control of all research and development, and we would forego our co-promotion rights in North America. We still would be entitled to receive royalties on any product sales in North America in lieu of sharing in the profits from the sale of products and Merck Serono would continue to be obligated to make any milestone payments. If Merck Serono were to terminate its co-development and co-funding obligations, all rights in any products would revert to us, and we could take control and fund all costs of the research and development, subject to negotiation of a commercially reasonable financial consideration to be paid to Merck Serono. Furthermore, Merck Serono would be obligated to manufacture product for use in clinical testing for up to one year from the termination date.

We granted Merck Serono an exclusive license to our intellectual property relating to TACI, BCMA and certain other related technologies to make, use, have made, sell, offer to sell and import products based on TACI and BCMA. Merck Serono is required to pay royalties on sales, which may vary based on annual sales volume and the degree of patent protection provided by the licensed intellectual property. Royalty payments may be reduced if Merck Serono is required to license additional intellectual property from one or more third parties in order to commercialize a product or, in certain circumstances, if a product suffers from competition. Royalty obligations under the agreement continue on a country-by-country basis until the date on which no valid patent claims relating to a product exist or, if the product is not covered by a valid patent claim, 15 years from the date of first sale of the product.

The term of the agreement began on August 30, 2001 and will continue for as long as a TACI or BCMA product is the subject of an active development project or there is an obligation to pay royalties under the agreement. The agreement provides for an initial fee and milestone payments to be paid by Merck Serono in connection with the development and approval of products, up to an aggregate of $52.5 million.

Other Out-licensed Product Candidates

In addition to the products we are developing internally or with co-development partners, we have out-licensed several product candidates to third parties in return for milestone payments and royalties:

•

GEM-OS1TM/GEM-OS2TM (platelet-derived growth factor) is a combination of platelet-derived growth factor (PDGF-BB) and a synthetic bone matrix. PDGF-BB is a growth factor that stimulates the growth of a variety of cell types, including bone forming cells. We have out-licensed this protein to BioMimetic Therapeutics, Inc. for the treatment of bone defects. BioMimetic is developing GEM-OS1 and GEM-OS2 for the treatment of orthopedic applications, including foot and ankle fusion and wrist fracture. The company is conducting multiple pilot clinical studies to evaluate both products in these indications.

•

rFactor XIII is a recombinant version of a protein that is involved in blood clotting, and is being developed for the treatment of bleeding disorders. Novo Nordisk acquired rights to this protein in October 2004 after we completed several Phase 1 clinical trials in healthy volunteers and in patients with congenital Factor XIII deficiency. Novo Nordisk has initiated a Phase 1 study of rFactor XIII in patients undergoing cardiac surgery.

•

IL-20 is a new member of the IL-10 cytokine family. In September 2001, Novo Nordisk licensed the rights to IL-20 outside North America pursuant to the option and license agreement. In March 2004, they licensed the rights to IL-20 in North America under a separate agreement. Our preclinical data suggest that IL-20 may play an important role in the regulation of cutaneous inflammation and the pathology of psoriasis, and therefore is a potential target for the treatment of psoriasis.

•

Fibroblast growth factor-18 (FGF-18) is a novel member of the fibroblast growth factor family of proteins. Our preclinical data suggest that FGF-18 may be useful for healing cartilage damaged by injury or disease. We out-licensed this protein to Merck Serono in October 2004 as part of the strategic alliance.

•

IL-22 receptor subunit alpha (IL-22RA) is a cytokine receptor that signals both IL-20 and IL-22 activities and which is a target for development of a treatment for psoriasis. We have out-licensed this protein to Merck Serono in October 2004 as part of the strategic alliance.

Currently Marketed Products

We have participated in the discovery or development of six recombinant protein products marketed by other companies.

•

Novolin® (insulin) and insulin analogs are recombinant human insulin products marketed by Novo Nordisk worldwide for the treatment of diabetes. In collaboration with Novo Nordisk, we developed a process for the production of recombinant human insulin in yeast that is used by Novo Nordisk.

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

•

Regranex® (platelet-derived growth factor) is a growth factor marketed by Ortho-McNeil Pharmaceuticals, Inc., a Johnson & Johnson company, for the treatment of non-healing diabetic ulcers. We cloned the gene that codes for platelet-derived growth factor and demonstrated the importance of this protein in stimulating wound healing.

•

GEM 21S® (platelet-derived growth factor) is a combination of a platelet-derived growth factor with a synthetic bone matrix, developed by BioMimetic Therapeutics, Inc. and marketed by Osteohealth Company, a division of Luitpold Pharmaceuticals, Inc. for the treatment of bone loss and gum tissue recession associated with advanced periodontal disease. We cloned the gene that codes for platelet-derived growth factor, the active agent in GEM 21S.

•

GlucaGen® (glucagon) is a protein marketed by Novo Nordisk, Bedford Laboratories and Eisai Co., Ltd. for use as an aid for gastrointestinal motility inhibition and for the treatment of severe hypoglycemia in diabetic patients treated with insulin. In collaboration with Novo Nordisk, we developed a process for the production of this protein that is currently used by Novo Nordisk in the manufacture of GlucaGen.

•

Cleactor™ (tPA analog) is a modified form of the protein tissue plasminogen activator, marketed in Japan by Eisai for the treatment of myocardial infarction, or heart attacks. In collaboration with Eisai, we developed this modified protein, which has enhanced properties that allow it to be given as a single injection.

We earn royalties on sales of all these products except for NovoSeven and NovoRapid, for which we received a one-time payment to satisfy future royalty obligations. In the aggregate, from sales of these products and other technology licenses, we earned royalties of $6.9 million for the year ended December 31, 2006.

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

Manufacturing

We have established internal manufacturing capabilities to supply various products for toxicology studies and clinical trials. In 2006, we produced initial clinical supplies of PEG-IFN-l in our pilot-scale GMP manufacturing facility, using a high-yield internally developed E. coli process. We plan to continue production of PEG-IFN-l clinical supplies in this facility. We also expect to use this facility to supply our future clinical programs. However, manufacturing for certain collaborative programs under the strategic alliance agreement with Merck Serono is expected to be the responsibility of Merck Serono.

In preparation for the rhThrombin launch in the United States, we are building the rhThrombin commercial supply chain. We have entered into a contract manufacturing agreement with Abbott Laboratories for commercial-scale production of rhThrombin. Under the agreement, Abbott manufactures the rhThrombin bulk drug substance using mammalian cells, according to specifications developed and agreed upon by both companies. Abbott has committed to supply each year up to a maximum amount, which we believe is sufficient to meet our projected market demand. The agreement will terminate ten years after the rhThrombin launch. We have also entered in a manufacturing services agreement with Patheon, Inc. for fill and finish of the rhThrombin bulk product. Agreements with other critical supply chain partners, including packaging and distribution, are expected to be finalized in early 2007.

Under the terms of our collaborative development and marketing agreement, Merck Serono is responsible for manufacturing atacicept for both clinical trials and commercial sale. The product is made in mammalian cells. To date, Merck Serono has manufactured clinical-grade materials in quantities adequate to supply ongoing clinical trials and is expected to have adequate manufacturing capacity to provide sufficient supplies for future clinical trials and, ultimately, the commercial market.

Our initial clinical supply of IL-21, which is made in E. coli, was manufactured by Avecia Limited using a process we developed. In January 2007, we entered into a clinical manufacturing and chemistry, manufacturing, and control (CMC) development services agreement with Novo Nordisk. Under the term of this agreement, Novo Nordisk will supply clinical materials in quantities sufficient to support IL-21 development according to a global development plan adopted by the two companies.

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

Commercialization

We intend to commercialize rhThrombin in the United States on our own. We believe that the thrombin market, with its concentrated customer base, could be addressed with a relatively small sales force. In addition, we believe that our recombinant technology gives us a competitive advantage in the current market as rhThrombin is inherently free from the risks of blood-borne pathogens associated with bovine and pooled human plasma-derived thrombin. In 2006, we began building our commercial operations team to support the launch of rhThrombin in the United States. We have hired, and will continue to recruit and hire, key members of the team who have extensive industry and commercial experience. We plan to build a dedicated sales force of approximately 50 surgical sales specialists with experience in surgical and hospital sales. The sales specialists will make sales calls to high-volume hospital accounts, targeting key surgeons, pharmacists, operating room nurses and managers within each account. We also plan to establish other functions within our commercial operations team, including sales operations, marketing, and supply chain and inventory management. Other commercial functions, such as warehousing, distribution, order entry and invoicing, will be provided by a third-party logistics company.

While we intend to self-commercialize rhThrombin in the United States, we will continue to pursue our three-pronged strategy for the development and commercialization of our other product candidates.

Internal development.    We intend to independently develop products for North America that we believe can be successfully developed with our current infrastructure, as well as additions made to our infrastructure over the next few years. To qualify for internal development, product candidates must satisfy a number of criteria. Formulation, development and manufacturing of these products must initially be feasible through the use of our own facilities or contract providers. The anticipated clinical trials must be of a reasonable size and with fairly well-defined endpoints and guidelines. Finally, the clinical indications and target markets must be accessible with a relatively small sales force. We believe that in addition to rhThrombin, IL-21 meets these criteria.

Co-development.    We intend to develop certain product candidates jointly with other companies. In these arrangements, we would expect to pay a share of the research and development costs, retain rights to co-promote or co-market the potential products, and share in the profits from selling the potential products. Our criteria for selecting product candidates for co-development include our level of internal expertise related to the field, manufacturing requirements, clinical trial size and complexity, target market size and investment considerations. If we determine that it is desirable to invest our capital in a development program for a product candidate, but we do not believe that we can internally meet the development requirements, we will seek a co-development partner. Atacicept meets the criteria for co-development, and we have an ongoing development and marketing collaboration with Merck Serono to co-develop this product candidate.

Out-licensing.    We intend to derive value from other product candidates through out-licensing to biotechnology or pharmaceutical companies. From out-licensing transactions, we would expect to earn up-front license fees, milestone payments and royalties on sales. We also would expect no ongoing participation, financial or otherwise, in development activities of these out-licensed products. We have out-licensed rFactor XIII and IL-20 to Novo Nordisk, and FGF-18 and IL-22RA to Merck Serono. We believe that both of these companies have the infrastructure and expertise to capture and maximize the market value of these product candidates.

Patents and Proprietary Rights

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States. We have more than 295 unexpired issued or allowed United States patents, and over 360 pending United States patent applications. When appropriate, we also seek foreign patent protection and to date have more than 650 issued or allowed foreign patents.

Our success will depend in large part on our ability to:

•	obtain patent and other proprietary protection for the genes, proteins and other inventions that we discover;

•	enforce and defend patents once obtained;

•	operate without infringing the patents and proprietary rights of third parties; and

•	preserve our trade secrets and confidential information.

Our patents and patent applications are directed to therapeutic protein-based products, including composition of matter for genes, proteins and antibodies, methods of using, methods of making and related technologies. Although we believe our patents and patent applications provide a competitive advantage, the patent protection available for therapeutic protein-based products is highly uncertain and involves complex legal and factual questions. No clear policy has emerged regarding the breadth of patents in this area. The law is evolving concerning the scope of patent protection for full-length and partial genes and their corresponding proteins. Also, there is substantial uncertainty regarding patent protection for genes and proteins without known function or correlation with specific diseases. Social and political opposition to patents on genes and proteins may lead to narrower patent protection, or narrower claim interpretation, for genes, their corresponding proteins and inventions related to their use, formulation and manufacture. Similarly, patent protection relating to therapeutic protein-based products is also subject to substantial uncertainty outside the United States, and patent laws are currently evolving in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries may result in our inability to obtain or enforce patents covering the genes or proteins we discover. Consequently, we may not be able to prevent others from using our discoveries to develop and commercialize therapeutic protein-based products.

Although we apply for patents covering our important discoveries and technologies as we deem appropriate, we may fail to apply for such patents in a timely fashion or at all. Because patent applications in the United States and other countries are generally maintained in secrecy for eighteen months after they are filed, we may learn that other parties may have filed patent applications on genes or their corresponding proteins before we filed applications covering the same genes or proteins, and we may not be the first to discover these genes or proteins. Also, our pending patent applications may not result in the issuance of any patents. For example, these applications may not be sufficient to meet the statutory requirements for patentability, and therefore we may be unable to obtain enforceable patents covering the related discoveries or technologies we may want to commercialize. In addition, patent applications filed by third parties may prevail over our patent applications or may result in patents that issue alongside our own patents, leading to uncertainty over the scope of the patents or the freedom to practice the claimed inventions.

While we have a number of issued patents, the discoveries or technologies covered by these patents may not have any therapeutic or commercial value. Also, these patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop products having effects similar or identical to our patented protein-based product candidates. Some companies are currently attempting to develop therapeutic protein-based products that would function equivalently to products patented by other parties by altering the amino acid sequence within the therapeutic protein-based product and declaring the altered product as a new product. It may be easier to develop substantially equivalent versions of certain therapeutic protein-based products such as monoclonal antibodies and soluble receptors than it is to develop substantially equivalent versions of the proteins with which they interact because there is often more than one antibody or receptor that can have the same therapeutic effect. Consequently, any existing or future patents we have that cover monoclonal antibodies or soluble receptors may not provide any meaningful protection against competitors. In addition, the scope of our patents is subject to considerable uncertainty and competitors or other parties may obtain similar patents of uncertain scope. For example, other parties may discover uses for genes or proteins different from the uses covered in our patents, and these other uses may be separately patentable. If another party holds a patent on the use of a gene or protein, then even if we hold the patent covering the composition of matter of the gene or protein itself, that party might prevent us from promoting and selling any product directed to such use. Also, other parties may have patents covering the composition of matter of genes or proteins for which we have patents covering only methods of use or methods of manufacture of these genes or proteins. Furthermore, the patents we hold relating to recombinant human proteins, such as our patents covering rhThrombin, may not prevent competitors from developing, manufacturing or selling other versions of these proteins. Moreover, although we hold patents relating to the manufacture of recombinant human thrombin, we have limited composition of matter patent protection covering recombinant human thrombin. Accordingly, we may not be able to prevent other parties from commercializing competing forms of recombinant human thrombin or from manufacturing thrombin using a different method.

Third parties may infringe our patents or may initiate proceedings challenging the validity or enforceability of our patents. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Challenges raised in patent infringement litigation we initiate or in proceedings initiated by third parties may result in determinations that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in our patents without paying licensing fees or royalties to us, which could significantly diminish the value of these discoveries or technologies. Because third parties may have patents that block or dominate our commercialization activities, we may be enjoined from pursuing research, development or commercialization of potential products or may be required to obtain licenses, if available, to the third-party patents or to develop or obtain alternative technology. Responding to challenges initiated by third parties may require significant expenditures and divert the attention of our management and key personnel from other business concerns. In addition, enforcing our patents against third parties may require significant expenditures regardless of the outcome of such efforts. For example, in August 2006, we filed a lawsuit in the United States District Court for the District of Delaware against Bristol-Myers Squibb Company for infringement of our two patents related to fusion protein technology. The lawsuit, in which we are seeking injunctive relief and damages, is currently in the discovery phase.

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

Third parties may assert that our potential products, processes, formulations, uses or related technologies infringe their patents. Patent litigation is very common in the biopharmaceutical industry, and the risk of infringement claims is likely to increase as other companies obtain more patents and increase their efforts to discover genes and to develop proteins. Any patent infringement claims that might be brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products deemed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be nonexclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement suits.

In addition to our patented intellectual property, we also rely on unpatented technology, trade secrets and confidential information, including our genetic sequence database, bioinformatics algorithms, research, preclinical and clinical data and development strategies. Our policy is to require our employees, consultants and advisors to execute a confidentiality and proprietary information agreement before beginning their employment, consulting or advisory relationship with us. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we shall own all inventions conceived by the individual in the course of rendering services to us. The agreements may not provide effective protection of our technology, confidential information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

As part of our business strategy, we work with third parties in our research and development activities. Accordingly, disputes may arise about inventorship, ownership and corresponding rights to know-how and inventions resulting from the joint creation or use of intellectual property by us and our corporate partners, licensors, scientific collaborators and consultants. In addition, other parties may circumvent any proprietary protection we do have. These parties may independently develop equivalent technologies or independently gain access to and disclose substantially equivalent information, and confidentially agreements and material transfer agreements we have entered into with them may not provide us with effective protection.

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

The nature and extent of the governmental pre-market review process for our potential products will vary, depending on the regulatory categorization of particular products. The necessary steps before a new biological product may be marketed in the United States ordinarily include:

•	nonclinical laboratory and animal tests;

•	compliance with product manufacturing requirements including, but not limited to, current Good Manufacturing Practices (GMP) regulations;

•	submission to the FDA of an investigational new drug (IND) application, which must become effective before clinical trials may commence;

•	completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of a biologics license application (BLA) or a new drug application (NDA); and

•	FDA review and approval of the BLA or NDA prior to any commercial sale or shipment of the product.

Nonclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety concerns and efficacy of the product. Nonclinical safety tests must be conducted by laboratories that comply with current Good Laboratory Practices regulations. The results of nonclinical tests, together with extensive manufacturing information, analytical data and proposed clinical trial protocols, are submitted to the FDA as part of an IND application, which must become effective before the initiation of clinical trials. The IND application will automatically become effective 30 days after receipt by the FDA unless the FDA indicates that the application does not contain sufficient information to permit initiation of the clinical studies. If the FDA raises any concerns related to the clinical program, it is possible that these concerns will not be resolved quickly, if at all. In addition, the FDA may impose a clinical hold on a proposed or ongoing clinical trial if, for example, safety concerns arise, in which case the trial cannot commence or recommence without FDA authorization under terms sanctioned by the agency.

Clinical trials involve the administration of the product to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with current Good Clinical Practices regulations under protocols that detail the objectives of the trial, inclusion and exclusion criteria, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Protocols for each phase of the clinical trials are submitted to the FDA as part of the original IND application or as an amendment to the IND application. Further, each clinical trial must be reviewed and approved by an independent institutional review board at each institution. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial. An institutional review board may require changes in a protocol, and the submission of an IND application does not guarantee that a trial will be initiated or completed.

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

The results of pharmaceutical development, nonclinical studies and clinical trials are submitted to the FDA in the form of a BLA or NDA for approval of the manufacture, marketing and commercial shipment of the biological product. A BLA or NDA contains extensive manufacturing information, and each manufacturing facility and quality system must be inspected and approved by the FDA before a BLA or NDA can be approved. The inspection and approval process is likely to require substantial time, effort and resources, and necessary approvals may not be granted on a timely basis, if at all. The FDA may deny a BLA or NDA if applicable regulatory criteria or clinical endpoints have not been met. The FDA may also require additional testing of the product or other information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

Some of our product candidates may qualify as orphan drugs under the Orphan Drug Act of 1983. This act generally provides incentives to manufacturers who undertake development and marketing of products to treat relatively rare diseases, defined as those diseases that affect fewer than 200,000 persons in the United States. Orphan drug status is granted for a product within a specific indication; therefore, it is possible for more than one product to receive orphan drug designation for the same indication. A product that receives orphan drug designation by the FDA is entitled to various advantages, including a seven-year exclusive marketing period in the United States for that product claim and certain tax credits. In 2005, the FDA granted IL-21 orphan drug status for the treatment of melanoma patients with advanced or aggressive disease. However, it is possible that in the future none of our product candidates will be designated as an orphan drug by the FDA. Orphan drug designation may or may not have a positive effect on our revenues.

The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act and the Public Health Services Act. This authority extends to compliance with product manufacturing requirements, including current GMP regulations. Prior to approval of a BLA or NDA, all third parties, domestic or foreign, that are involved in manufacturing, testing or release of our products must pass an FDA inspection of their facility and quality systems. The facilities are inspected for compliance with applicable requirements, including current GMP guidelines, and must submit to continued periodic inspection by the FDA. Failure to comply with these requirements can result in civil and criminal penalties, including the issuance of a warning letter directing us to correct deviations from FDA standards. In addition, the FDA imposes a number of complex regulations on entities that advertise and promote biologics, including, among others, standards and regulations for direct-to-consumer advertising, off-label promotions, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. Failure to abide by these regulations can result in civil and criminal penalties, as well as a requirement that future advertising and promotional materials be pre-cleared by the FDA.

FDA marketing approval is only applicable in the United States. Marketing approval in foreign countries is subject to the regulations of those countries. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval outside of the United States may differ from that required for FDA approval. There are centralized procedures for filings in the European Union (EU) countries, which allow submission of a single marketing authorization application to obtain approval in the approximately 25 countries of the EU. Outside of the EU, most countries generally have their own procedures and requirements, and compliance with these procedures and requirements may be expensive and time-consuming. Accordingly, there may be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed, if approvals are ultimately received at all.

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

Competition

We currently face competition from a range of biotechnology and pharmaceutical companies as well as academic and research institutions. We compete with these entities to discover and obtain proprietary rights to new genes and their corresponding proteins and to commercialize the products we develop from these genes and proteins. Some of our competitors have greater resources and experience than we have in discovering, developing, manufacturing and selling protein-based products. We expect that competition in our field will continue to be intense.

rhThrombin, which is currently under regulatory review in the United States, is expected to face substantial competition upon its entrance into the topical hemostat market. Thrombin-JMI, a bovine plasma-derived thrombin from King Pharmaceuticals, Inc., is currently the only stand-alone thrombin product sold in the United States. In November 2006, Omrix Biopharmaceuticals, Inc. filed a biologics license application with the FDA for its pooled human plasma-derived thrombin, which it is developing in collaboration with Ethicon, Inc. In addition, a number of other hemostatic agents are currently available on the market, including topical hemostats and fibrin sealants from Johnson & Johnson Wound Management, a division of Ethicon, Inc., and the BioSurgery business unit of Baxter BioScience. Furthermore, new products and technologies could be developed in the future to limit or control bleeding during surgeries.

We anticipate that our other product candidates currently in research or development will face intense competition in their respective therapeutic areas from gene- or protein-based products as well as other therapies. In our efforts to research and develop new therapeutic proteins we will compete with other entities that are involved in the research and development of therapeutic proteins, including Genentech, Inc., Human Genome Sciences, Inc., Medarex, Inc. and Biogen Idec Inc., among others. We also will face competition from large pharmaceutical and other companies that develop other types of products related to particular diseases.

Although we believe that we are well positioned to compete effectively with respect to our existing and potential competitors, our ability to compete successfully in the future will depend on many factors, including our ability to:

•	establish commercial infrastructure for rhThrombin and other product candidates;

•	leverage our established collaborations and enter into new collaborations to support the development of our products;

•	develop products that are safer, more efficacious or more convenient to administer than other products in the marketplace;

•	obtain timely regulatory approvals;

•	manufacture our products in a cost-effective manner in quantities sufficient to meet market demands;

•	obtain adequate reimbursement from government health administration authorities, private health insurers and health maintenance organizations;

•	identify new product candidates through our internal discovery efforts or through in-licensing; and

•	obtain and enforce adequate patent protection for our genes, proteins and technologies.

Employees

As of December 31, 2006, we had 498 full-time employees, approximately 381 of whom are dedicated to research and development. Each of our employees has signed confidentiality and intellectual property agreements, and no employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

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

Item 1A.    Risk Factors

Risks Related to Our Business

We have limited experience in developing or commercializing products and may not be successful in developing or commercializing any products.

We have not yet fully developed or commercialized any products on our own. Our most advanced internal product candidate, rhThrombin, completed clinical testing and is currently under regulatory review in the United States. Our other product candidates, which we are developing on our own or in collaboration with partners, have not yet completed clinical testing. In addition, our contributions to the discovery or development of certain therapeutic proteins currently on the market do not imply that we will be able to successfully develop products alone. Our work relating to these marketed products generally did not include clinical trials or manufacturing, and we did not participate in marketing or other late-stage development or commercialization activities.

Our near-term success is highly dependent on the approval and commercialization of rhThrombin, our lead product candidate.

In December 2006, we filed a license application with FDA to market rhThrombin as a general aid to control bleeding during surgery. Our plan is to take rhThrombin directly to the market in the United States and we may begin generating revenue in late 2007. Our ability to successfully commercialize and generate revenues from rhThrombin may be materially harmed by many factors, including:

•	delays or failure to obtain marketing approval from FDA;

•	failure to establish our commercial infrastructure, including a sales force;

•	failure to build sufficient commercial inventories to support initial product launch and meet future market demands, and

•	failure to compete effectively against the current well-established players in the topical hemostat market as well as any future entrants into this market.

As we progress from a primarily research and development company to a company involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations, including our product supply chain.

As we continue to advance an increasing number of product candidates through clinical trials and on to commercialization, we will need to expand our development and commercial operations capabilities. If we are not able to grow these capabilities internally, we will need to rely on collaborative partners or contract third parties to provide these services for us. Expanded operations will add significant responsibilities to certain members of our management and key personnel. We will need to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors.

Assuming the approval of rhThrombin, we will need to rely on third parties for our supply chain, from sourcing of critical raw materials and manufacturing to distribution to end customers. Given the extent and complexity of our supply chain, additional resources and skills will be required to manage it effectively on an ongoing basis to facilitate commercialization of the product. Failure to adequately manage our supply chain could result in inventory shortages or other supply interruptions that could negatively impact rhThrombin sales.

Because we currently have no sales capabilities and limited marketing capabilities, we may be unable to successfully commercialize rhThrombin or our other potential products.

We currently have no direct sales capabilities and limited marketing capabilities. We have stated our intention to market and sell rhThrombin directly in the United States. To do so, we will need to incur significant expenses and commit significant management resources to develop effective sales and marketing capabilities. We may not be able to establish these capabilities in a timely fashion, if at all, to be able to compete successfully in the marketplace and gain market acceptance of rhThrombin. We expect rhThrombin to face substantial competition from plasma-derived thrombin products currently marketed or presently under development. In the United States, the only stand-alone thrombin product on the market is Thrombin-JMI, a bovine plasma-derived thrombin sold by King Pharmaceuticals, Inc. A pooled human plasma-derived thrombin, which is being developed by Omrix Biopharmaceuticals, Inc. and Ethicon, Inc., is under regulatory review in the United States and might be available on the market in 2007. In addition, a number of companies, including Johnson & Johnson and Baxter International, Inc., currently market other hemostatic agents that may present additional competition to rhThrombin. Despite the potential advantages of rhThrombin, we may be unsuccessful in competing against these well established companies.

We also expect that we will rely on our strategic partners or collaborators to market and sell products that we may develop. These third parties may not be successful in marketing our potential products, and we might have limited or no control over their marketing efforts. In addition, co-promotion or other marketing arrangements with third parties to commercialize potential products could significantly limit the revenues we derive from these products.

We may be unable to satisfy the rigorous government regulations relating to the development and commercialization of rhThrombin or our other product candidates.

Any failure to receive the regulatory approvals necessary to commercialize rhThrombin or any of our other product candidates could severely harm our business. Our product candidates are subject to extensive and rigorous government regulation. The FDA regulates, among other things, the collection, testing, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market, and our experience in filing and pursuing applications necessary to gain regulatory approvals is limited.

The regulatory review and approval process, which includes nonclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive nonclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and effectiveness. The approval process typically takes many years to complete and may involve ongoing requirements for post-marketing studies. In addition, we may not achieve FDA approval of a product candidate even if we have met our internal safety and efficacy criteria and completed clinical trials. Also, any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. Government regulation may result in:

•	prohibitions or significant delays in the marketing of potential products;

•	discontinuation of the marketing of potential products; and

•	limitations of the indicated uses for which potential products may be marketed.

If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions and civil and criminal penalties. In addition, some of our product candidates may be approved for use in combination with other products that are not our own. Failure by any of these products to comply with the laws and regulations pertaining to their business, resulting in potential product restrictions or recalls, may materially harm our ability to successfully commercialize and generate revenues from our combination products.

Any failure or delay in commencing or completing nonclinical studies or clinical trials for product candidates could severely harm our business.

The successful commercialization of any product candidates will depend on regulatory approval in each market in which our collaborators, our licensees or we intend to market the product candidates. Each of our product candidates must undergo extensive nonclinical studies and clinical trials as a condition to regulatory approval. Nonclinical studies and clinical trials are time-consuming and expensive and together take several years to complete. To date we have completed the clinical testing of only one product candidate, rhThrombin, on our own. The commencement and completion of clinical trials for our other product candidates may be delayed by many factors, including:

•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites or contractors;

•	our inability or the inability of our collaborators or licensees to manufacture or obtain materials from third parties sufficient for use in nonclinical studies and clinical trials;

•	delays in enrollment of the number and types of patients required for clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	ineffectiveness of product candidates during the clinical trials;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory changes or delays.

It is possible that none of our product candidates undergoing clinical testing, whether developed on our own, with collaborators or by licensees, will complete clinical trials for any of the markets in which we, our collaborators or licensees intend to sell those product candidates. Accordingly, our collaborators, our licensees or we may not receive the regulatory approvals needed to market our product candidates in any markets. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates could severely harm our business.

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

Because we currently have no capability for commercial-scale manufacturing and only limited capabilities to manufacture materials for clinical trials, we will have to rely on third parties to manufacture our potential products, and we may be unable to obtain required quantities in a timely manner or on acceptable terms, if at all.

We currently do not have the manufacturing facilities necessary to produce materials for commercial sale, and we have only limited capabilities to produce materials for clinical trials. We intend to rely on third-party contract manufacturers and suppliers and our collaborative partners to supply the quantities of drug materials needed for commercialization of our potential products and some of our clinical trials. For example, we have entered into a manufacturing agreement with Abbott Laboratories for commercial-scale production of rhThrombin bulk drug substance. We also entered into a manufacturing agreement with Patheon, Inc. for fill and finish of the rhThrombin bulk product. In addition, there are several suppliers of important manufacturing process intermediates for rhThrombin. For atacicept, we rely on our collaborative partner Merck Serono to manufacture supplies for clinical trials and commercial sales. For IL-21, Novo Nordisk will manufacture supplies for use in clinical trials.

We will have to rely on these third parties to deliver materials on a timely basis and to comply with regulatory requirements, including current GMP regulations enforced by the FDA through its facilities inspection program. These manufacturers and suppliers may not be able to meet our needs with respect to timing, quantity or quality of materials, and may fail to satisfy applicable regulatory requirements with respect to the manufacturing of these materials. In addition, agreements that we have entered into with third-party contract manufacturers in the past contain, and any contracts that we enter into with third-party contract manufacturers in the future may contain, limitations on the quantities of drug materials that such manufacturers will produce, and we may not be able to increase or decrease the supply of drug materials based on unanticipated changes in demand. Finally, we have not established backup manufacturers and suppliers for any of our product candidates, including commercial manufacturers and suppliers for rhThrombin. If we are unable to identify third-party manufacturers and suppliers to supply sufficient drug materials on acceptable terms or if our existing or future manufacturers and suppliers fail to fulfill their contractual obligations, our ability to effectively develop and commercialize our potential products could be severely limited.

The process of building or acquiring our own commercial manufacturing capacity would be expensive, lengthy and would require compliance with extensive manufacturing regulations, which could not be assured.

Therapeutic proteins are often more difficult and expensive to manufacture than other classes of drugs, and their manufacture requires specialized facilities. We completed construction in 2004 of an expanded research and development facility that includes dedicated pilot-scale GMP manufacturing suites for the production of therapeutic proteins for use in nonclinical and clinical testing. In 2006, we produced our first GMP materials in this facility. These initial manufacturing suites will not provide us with the capability to produce drug materials for commercial sale. To develop this capability we would need to acquire larger manufacturing facilities, which are very expensive and require extended periods of time to build and validate. Also, we will be required to adhere to rigorous GMP regulations in the manufacture of therapeutic proteins. If any of our future facilities or quality systems cannot pass a pre-approval plant inspection, the FDA marketing approval of our product candidates may not be granted. In complying with these regulations and any applicable foreign regulatory requirements, we will be obligated to expend time, money and effort in production, record keeping and quality assurance to assure that our potential products meet applicable specifications and other requirements. Any failure to comply with these requirements may subject us to regulatory sanctions and delay or interrupt our development and commercialization efforts.

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

We do not know whether our bioinformatics-based therapeutic protein discovery strategy will yield commercially valuable products because our bioinformatics-derived product candidates are in the early stages of development. For most of our corporate existence, we relied on exploratory biology to study particular diseases and medical conditions and to find potential treatments. We shifted our emphasis to bioinformatics-based discovery in the mid-1990s. Bioinformatics is the use of high-powered computers, software and analytical tools to interpret DNA sequence data and to assist in identifying those genes and proteins that are likely to play a meaningful role in human health. We have used bioinformatics to discover genes and their corresponding proteins in genomic databases, with the goal of developing therapeutic protein-based products based on these discoveries. We have focused our efforts on certain key protein categories, some of which have yielded successful products in the past. Prior successes of other companies in commercializing protein-based products derived from these categories provide no indication that we will be able to establish the medical utility of any therapeutic proteins within these categories beyond those that have already been identified. Also, by focusing on specific categories of proteins, we may have overlooked other therapeutic proteins not contained in these categories that ultimately will be successfully commercialized by others. In addition, we are not aware of any other company that has yet successfully commercialized therapeutic products derived from bioinformatics-based research. Our bioinformatics-based strategy may not result in the successful development or commercialization of any products.

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

Third parties may infringe our current and future patents. Enforcing our patents against third parties may require significant expenditures regardless of the outcome of such efforts. For example, in August 2006 we filed a lawsuit against Bristol-Myers Squibb for infringement of our patents related to fusion protein technology. The lawsuit, in which we are seeking injunctive relief and damages, was filed with the United States District Court for the district of Delaware. We may incur substantial expenditures in this patent litigation, and although we intend to pursue our case vigorously, the outcome of the lawsuit is uncertain.

In addition, third parties may initiate proceedings challenging the scope, validity or enforceability of our patents. The issuance of a patent is not conclusive as to its scope, validity or enforceability. Challenges raised in patent infringement litigation we initiate or in proceedings initiated by third parties may result in determinations that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed or described in our patents without paying licensing fees or royalties to us, which could significantly diminish the value of our intellectual property.

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

Third parties may claim that our potential products processes or related technologies infringe their patents. Patent litigation is very common in the biopharmaceutical industry, and the risk of infringement claims is likely to increase as other companies obtain more patents and increase their efforts to discover genes and to develop proteins. Any patent infringement claims or similar legal impediments that might be brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore our competitors may be able to obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

We are aware of certain U.S. and European patents and patent applications held by third parties relating to thrombin and to methods of manufacture of thrombin. Our analyses of these patents lead us to conclude that we will not infringe these patents and that many of the claims of these patents are invalid or unenforceable; however, the patent holders or courts may conclude that our products and/or actions in developing or selling products do infringe such patents. We may seek licenses to such patents if, in our judgment, such licenses are needed. If any licenses are required, we may not be able to obtain any such licenses on commercially favorable terms, if at all. If these licenses are not obtained, we might be prevented from using certain of our technologies for the generation of our products. Our failure to obtain a license to any technology that we may require may severely harm our business. If we desire a license and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make, import and sell rhThrombin using third-party patented technology.

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

We may be unable to derive any value from product candidates developed by collaborators or licensees. Our ability to generate revenues from existing or future collaborations and license arrangements is subject to numerous risks, including:

•	the possibility that our collaborators or licensees lack sufficient financial, technical or other capabilities to develop these product candidates;

•	the possibility that our collaborators or licensees choose to scale back or discontinue their development activities due to changes in their strategies, restructuring, mergers or acquisitions;

•	the length of time that it takes for our collaborators or licensees to achieve various clinical development and regulatory approval milestones;

•	the inability of collaborators or licensees to successfully address any regulatory or technical challenges they may encounter; and

•

the possibility that these product candidates may not be effective or may prove to have undesirable side effects, unacceptable toxicities or other characteristics that preclude regulatory approval or prevent or limit commercial use.

Merck Serono has substantial rights to license proteins we discover, which may limit our ability to pursue other collaboration or licensing arrangements or maximize the benefit from our discoveries.

In 2004, we entered into a strategic alliance agreement with Serono S.A., which was recently acquired by Merck KGaA and became Merck Serono S.A., an affiliate of Merck KGaA. Pursuant to this agreement, we granted options to license certain rights to proteins in our research pipeline. Although we retained the rights to co-develop and co-commercialize the licensed proteins in the United States, Merck Serono has at least half interest in the United States rights and full rights to these proteins outside the United States. Merck Serono has licenses to three proteins as part of the strategic alliance, for one of which we elected to pursue co-development, and it may license other proteins in the future pursuant to this agreement.

Our agreement with Merck Serono may:

•

preclude or delay opportunities to seek other collaborators for our product candidates, due to the fact that we cannot explore other collaboration opportunities relating to proteins subject to the agreements until after Merck Serono has decided not to exercise an option with respect to the protein;

•

limit the financial benefits we may derive from product candidates by allowing Merck Serono to license proteins in exchange for predetermined payments and royalties and with predetermined cost-sharing arrangements, which payments and royalty rates may be less than, and which cost-sharing arrangements may be less favorable to us than, terms we might otherwise obtain in collaborative or licensing arrangements with other parties;

•

result in Merck Serono licensing proteins with the most therapeutic and commercial potential, leaving us with fewer or less desirable product candidates to develop on our own or with other potential collaborators; and

•

prevent us from collaborating with or licensing a product candidate to another company that, by virtue of its particular skills and capabilities, may be a more desirable collaborator or licensing partner for that particular product candidate than Merck Serono.

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

As of December 31, 2006, we had an accumulated deficit of $497.8 million. We expect to continue to incur significant losses over the next several years, and we may never become profitable. Although our plans indicate we may begin generating rhThrombin sales revenue as early as 2007, a number of factors could cause delay or prevent this from ever occurring. It will be a number of years before we generate revenues from sales of other potential products, if ever. Our revenues from existing collaborative and licensing arrangements are insufficient to cover our operating expenses, and we may never generate revenues from these or any future arrangements sufficient to cover these expenses. In addition, we will continue to incur substantial expenses relating to our research and development efforts. We anticipate that these expenses will increase as we focus on the laboratory tests and clinical trials required to obtain the regulatory approvals necessary for the sale of any products. The development and commercialization of our product candidates will require significant further research, development, testing, regulatory approvals and sales and marketing activities. We may not be able to complete such development or succeed in developing and commercializing products that will generate revenues that will justify the costs of development.

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

We may be unable to compete successfully against our current or future competitors. We expect that competition in our field will continue to be intense. We face competition from other entities involved in the research and development of therapeutic proteins, including Genentech, Inc., Human Genome Sciences, Inc., Medarex, Inc. and Biogen Idec Inc., among others. We also face competition from entities developing other types of products related to particular diseases or medical conditions, including other biotechnology and pharmaceutical companies. Furthermore, our potential products, if approved and commercialized, may compete against well-established existing therapeutic protein-based products, many of which may be currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations. For example, our most advanced product candidate, rhThrombin, which is currently under regulatory review in the United States, is expected to face substantial competition upon its entrance into the topical hemostat market from the current well-established players as well as any future entrants into this market.

Many of our existing and potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, these competitors may:

•	succeed in identifying genes or proteins, or developing therapeutic protein-based products, earlier than we do;

•	obtain approvals for products from the FDA or other regulatory agencies more rapidly than we do;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our product candidates;

•	develop treatments or cures that are safer or more effective than those we propose to develop;

•	devote greater resources to marketing or selling their products;

•	introduce or adapt more quickly to new technologies or scientific advances, which could render our discovery technologies obsolete;

•	introduce products that make the continued development of our potential products uneconomical;

•	withstand price competition more successfully than we can;

•	more effectively negotiate third-party collaborative or licensing arrangements; and

•	take advantage of acquisitions or other opportunities more readily than we can.

Because of these potential disadvantages, we may not be able to compete effectively with these competitors.

Our product candidates, even if approved by the FDA or foreign regulatory agencies, may not achieve market acceptance among hospitals, insurers or patients.

Our product candidates, even if approved by the FDA or foreign regulatory agencies, may fail to achieve market acceptance, which would impair our ability to become profitable. We believe that market acceptance of our potential products will depend on our ability to provide acceptable evidence of safety, efficacy and limited side effects, our ability to provide these potential products at reasonable prices and the availability of third-party reimbursement for these potential products. In addition, the therapeutic indications targeted by our lead product candidates might have been served by our competitors’ products for many years. Some of these products are considered to be the standard of care, and it may be difficult to encourage healthcare professionals and patients to switch to our products. Furthermore, market acceptance depends on the effectiveness of our sales and marketing capabilities. To date, we have no direct sales capabilities and limited marketing capabilities.

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

In addition, there has been much discussion regarding the creation of laws permitting “follow-on” or “generic” versions of biologics. While there is not currently an abbreviated approval pathway for biologics as there is with branded drugs, the FDA is studying the issue and there is increasing interest from lawmakers and the public. An abbreviated pathway for “follow-on” biologics may not require full clinical trials, lowering the financial barriers to entry. The approval of “follow-on” biologics could result in new and increased competition.

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

The marketing and sale of pharmaceutical products and biologics is subject to extensive regulation and aggressive government enforcement.

Our activities relating to the sale and marketing of our products will be subject to extensive regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes and associated regulations. These laws and regulations limit the types of marketing claims and other communications we can make regarding marketed products. We are also subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Anti-kickback laws prohibit payments of any kind intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services, including the selection of a particular prescription drug. These laws make certain business practices that are relatively common in other industries illegal in our industry. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent. The government has asserted very broad interpretations of these laws against pharmaceutical manufacturers, even though these manufacturers did not directly submit claims for reimbursement to government payors. Violations of the above laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicare and Medicaid. Many pharmaceutical and biotechnology companies have in recent years been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claims Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products, pricing, and government price reporting. While we will strive to comply with these complex requirements, the interpretation of these laws as applied to particular sales and marketing practices continues to evolve, and it is possible that our sales and marketing practices might be challenged. Even if such challenges are without merit, they could cause adverse publicity, divert management attention and be costly to respond to, and thus could have a material adverse effect on our business, including impact on our stock price.

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

Risks Related to Ownership of Our Stock

Our stock price may be volatile.

The market price of our common stock may fluctuate significantly in response to many factors beyond our control, including:

•	changes in the recommendations of securities analysts or changes in their financial estimates of our operating results;

•	recommendations or opinions of journalists, media personalities or market commentators;

•	failures in meeting performance expectations of securities analysts or investors;

•	fluctuations in the valuations of companies perceived by securities analysts or investors to be comparable to us; and

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares.

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

Novo Nordisk, together with Warburg Pincus Equity Partners, L.P., beneficially owned an aggregate of approximately 43% of our outstanding common stock as of December 31, 2006. Representatives of these shareholders hold four out of nine seats on our board of directors pursuant to contractual obligations. These shareholders, acting together, have the ability to significantly influence our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, these shareholders, acting together, may be able to cause a change in control, as well as delay or prevent a change in control. They may also discourage a potential acquirer from making a tender offer or otherwise attempting to effect a change in control, even if such a change in control would benefit our other shareholders.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We are headquartered in Seattle, Washington, where we lease space in several buildings in close proximity to one another. We lease a total of approximately 264,000 square feet in these buildings, as shown in the following table.

Property	Square Feet	Use	Lease Expiration Dates
Lake Union Steam Plant	106,000	Laboratories and offices	May 2019
Earl Davie Building	98,000	Laboratories, manufacturing and offices	May 2019
1144 Eastlake Building	60,000	Offices	April 2009 – December 2012

In 2006, we added 13,000 square feet of office space in the 1144 Eastlake Building and entered into an assignment agreement for an additional 6,600 square feet in this building, which should become available in April 2007. We also own land adjacent to one of the existing buildings, which we are holding for potential expansion in the future. We believe that our existing facilities, together with available, planned and potential expansion space, will be adequate to fulfill our needs for the foreseeable future.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the Nasdaq Stock Market under the symbol ZGEN on February 1, 2002. As of February 16, 2007, we had approximately 35 shareholders of record and 10,614 beneficial holders of our stock. We have never paid cash dividends and do not anticipate paying them in the foreseeable future.

The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of our common stock as quoted on the Nasdaq Stock Market:

	High	Low
Year Ended December 31, 2006
1st Quarter	$24.50	$17.50
2nd Quarter	21.74	16.69
3rd Quarter	21.03	15.83
4th Quarter	18.64	15.42

Year Ended December 31, 2005
1st Quarter	$22.69	$15.20
2nd Quarter	18.47	15.13
3rd Quarter	20.14	15.80
4th Quarter	18.12	16.02

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the CRSP Total Return Index for The Nasdaq Stock Market (U.S. Companies) and the Nasdaq Biotechnology Index, for the period beginning February 1, 2002, the first day of trading after our initial public offering, and ending on December 31, 2006 (assuming the investment of $100 in our common stock and in each of the other indices on February 1, 2002 and reinvestment of all dividends).

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	2/1/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
ZymoGenetics, Inc.	100.00	82.50	129.17	191.67	141.75	129.75
Nasdaq Stock Market (U.S.)	100.00	69.66	104.15	113.35	115.76	127.18
Nasdaq Biotechnology Index	100.00	63.70	92.83	98.52	101.32	102.35

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The selected Statement of Operations Data for the years ended December 31, 2006, 2005, and 2004 and Balance Sheet Data as of December 31, 2006 and 2005 have been derived from our audited financial statements appearing elsewhere in this Form 10-K. The selected Statement of Operations Data for the years ended December 31, 2003 and 2002 and Balance Sheet Data as of December 31, 2004, 2003 and 2002 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$25,380	$42,909	$35,694	$25,957	$52,775
Operating expenses:
Research and development(1)	128,450	99,615	99,089	67,748	66,053
General and administrative(2)	33,224	23,321	23,500	18,613	23,328

Total operating expenses	161,674	122,936	122,589	86,361	89,381

Loss from operations	(136,294)	(80,027)	(86,895)	(60,404)	(36,606)
Other income (expense)	6,292	2,000	(1,861)	833	6,263

Net loss	(130,002)	(78,027)	(88,756)	(59,571)	(30,343)
Preferred stock dividend and accretion	—	—	—	—	(1,718)

Net loss attributable to common shareholders	$(130,002)	$(78,027)	$(88,756)	$(59,571)	$(32,061)

Basic and diluted net loss per share	$(1.94)	$(1.28)	$(1.64)	$(1.26)	$(0.75)

Weighted-average shares used in computing basic and diluted net loss per share	66,917	60,928	54,157	47,317	42,578

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$258,408	$366,311	$324,998	$299,892	$285,438
Working capital	239,432	343,459	297,361	287,413	272,236
Total assets	347,004	453,353	412,184	375,909	347,934
Total shareholders’ equity	235,684	333,663	278,550	287,915	269,341

(1)	The years ended December 31, 2006, 2005, 2004, 2003, and 2002 include noncash stock-based compensation expense of $12,102, $2,394, $4,802, $4,284, and $4,318, respectively.
(2)	The years ended December 31, 2006, 2005, 2004, 2003, and 2002 include noncash stock-based compensation expense of $6,813, $519, $4,493, $2,770, and $2,870, respectively.

Adoption of the Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, was made on January 1, 2006.

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

We expect that it will be several years or more before we can generate enough product-related revenues to reach net income or cash flow breakeven. For example, we have estimated that our net loss will be within the range of approximately $150-170 million in 2007, and that we will use net cash of approximately $130-150 million. Revenues from existing relationships help to defray our expenses, but additional funding will be required, the amount of which could be significant. We may decide to enter into additional product development collaborations, which would reduce our funding requirements. We may also generate funding through licensing of patents that are not relevant to our product development programs.

It is likely that we will continue to look for opportunities to raise equity or equity-related capital as a primary means of funding our company over the next several years. These opportunities may arise at any time, depending on things such as overall market conditions; dynamics in the biotechnology sector of the market;

investor appetite for certain types of companies; and fundamental characteristics of our business. At other times, it may be difficult to raise capital on terms favorable to our company, if at all. Accordingly, we expect to raise equity capital when it is available, not when there is an immediate need. We believe this strategy is important to minimize the financial risks to our company and our shareholders.

Results of Operations

Revenues

Royalties.    We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 31% of our outstanding common stock, and several other companies. Royalties have decreased steadily from 2004 primarily due to insulin and glucagon patent expiration in certain countries. Insulin and glucagon royalties declined to 38% of our total royalty revenues in 2006, from 49% in 2005 and 70% in 2004. The downward trend will continue in 2007 as royalties for both insulin and glucagon in the remaining major markets will end. We anticipate increased royalties on other products to partially offset the decrease in insulin and glucagon royalties.

Option fees.    Option fee revenue of $6.5 million for 2006 and $7.5 million for both 2004 and 2005 was earned from Novo Nordisk under an Option and License Agreement, pursuant to which we granted an option to license certain rights to proteins that we discover. The agreement expired in November 2006. We received the final $7.5 million annual payment from Novo Nordisk in November 2005, of which $6.5 million was recorded as deferred revenue at December 31, 2005 and recognized ratably as option fee revenue in 2006.

In September 2004, we signed a five-year strategic alliance agreement with Serono S.A. under which Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. We recorded revenue from this agreement of $3.1 million in both 2006 and 2005 and $683,000 for a partial year in 2004. $8.7 million was recorded as deferred revenue at December 31, 2006, which we expect to recognize at a rate of $3.1 million per year.

License fees and milestone payments.    Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. For certain license agreements that require no continuing performance of us, we record license fees as revenue upon execution of the agreement. Revenue from license fees decreased 54% in 2006 to $6.8 million, from $14.8 million in 2005. The decrease was primarily attributable to the completion of the Novo Nordisk rFactor XIII license fee revenue recognition period in May 2006 as compared to a full year recognition period during 2005. Also, we earned a one-time lump sum fee from Eli Lilly and Company in 2005 for a license to certain Protein C patents, for which no comparable amount was earned in 2006. Revenue from license fees increased 25% in 2005 to $14.8 million, from $11.8 million in 2004. The increase was primarily attributable to the full-year recognition of license fees in 2005 related to the Novo Nordisk rFactor XIII license agreement and the Merck Serono strategic alliance agreement, both of which were executed in late 2004. In addition, the license fee from Eli Lilly and Company contributed to the increase in 2005. At December 31, 2006, $8.4 million related to license agreements was recorded as deferred revenue, which we currently expect to be recognized in future periods as follows (in thousands):

2007	$2,574
2008	2,527
2009	2,143
2010	763
2011	382

Total	$8,389

Revenues from milestone payments that represent completion of separate and substantive earnings processes are recognized when the milestone is achieved and amounts are due and payable. From year to year, this revenue item can fluctuate substantially based on the completion of development related milestones. Milestone payment revenue earned in 2006, 2005 and 2004 was $2.0 million, $10.0 million and $4.4 million, respectively. The significant milestone payment revenue in 2005 was attributable to the achievement of development related milestones in 2005 by Novo Nordisk related to clinical development of rFactor XIII and by BioMimetic Therapeutics related to FDA approval of GEM 21S, for which no comparable amounts were earned in either 2006 or 2004.

Operating Expenses

Research and development expense.    Research and development expense has been our most significant expense to date, consisting of salaries and benefit expenses, costs of consumables, contracted services and overhead costs. Our research and development activities have expanded, particularly related to our clinical stage product candidates, rhThrombin, atacicept, IL-21 and, most recently, PEG-IFN-l. In addition, the impact of recognizing stock-based compensation cost in 2006 with the adoption of FAS 123(R) has further increased our research and development expenses. In 2005, however, decreases in contracted services and noncash stock-based compensation offset most of the increased costs related to the expansion. In each of the past three years, research and development expense was slightly offset by cost reimbursements from Novo Nordisk and Merck Serono for work performed on various development programs. The trends within major categories of research and development expense are shown in the following table (in thousands).

	2006	2005	2004
Salaries and benefits	$52,554	$45,317	$38,496
Consumables	11,093	12,208	9,681
Facility costs	8,090	6,351	5,687
Contracted services	39,889	28,828	35,809
Depreciation and amortization	5,370	5,147	4,652
Stock-based compensation	12,102	2,394	4,802

Subtotal	129,098	100,245	99,127
Cost reimbursement from collaborators	(648)	(630)	(38)

Net research and development expense	$128,450	$99,615	$99,089

Salaries and benefits, consumables and facility costs, as shown in the table above, have tended to track consistently with increases in our employee base from year to year. Over the past three years, we have added approximately 110 full-time equivalent employees who are involved in product development activities. Contrary to this trend, in 2005, we experienced an increase in consumable costs related to the start-up of our pilot-scale manufacturing facility and the initial manufacture of PEG-IFN-l product, which is being used in toxicology studies and clinical trials.

Contracted services include the cost of items such as contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period to period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials during which costs decline. Our clinical trial costs have continued to increase over the last three years, reflecting the costs of rhThrombin Phase 2 and 3 clinical trials. Also, contract manufacturing costs tend to be incurred irregularly over the course of a development program, with relatively short manufacturing campaigns that may provide enough product to supply multiple years of clinical trial activity. Our contract manufacturing costs decreased in 2005 as compared to 2004 reflecting the completion of process development and manufacturing campaigns for both rFactor XIII and rhThrombin. We realized an increase in these costs in 2006, reflecting on-going process validation and manufacturing campaigns for rhThrombin to support the filing of a license application with the FDA in late 2006.

To date, our business needs have not required us to fully allocate all research and development costs among our various programs. However, we track direct labor, contracted services and certain consumable costs by program, which we monitor to ensure appropriate utilization of company resources. We also incur indirect costs that are not allocated to specific programs. These costs include indirect labor, certain consumable costs, facility costs, depreciation and amortization and stock-based compensation, all of which benefit all of our research and development programs.

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

	2006	2005	2004	Inception To Date
Clinical development programs:
Hemostasis	$42,745	$22,574	$34,344	$141,139
Autoimmunity and oncology	17,409	17,585	11,925	56,746
Antiviral	5,198	3,478	—	8,676
Pre-development programs	9,380	8,595	9,951
Discovery research programs	9,643	9,645	8,505
Unallocated indirect costs	44,075	37,738	34,364

Total	$128,450	$99,615	$99,089

The following summarizes the reasons for fluctuations in research and development program costs for the three years presented in the table:

•

Hemostasis clinical development program (rhThrombin and rFactor XIII) costs decreased substantially from 2004 to 2005, reflecting the completion of process development and manufacturing campaigns for rhThrombin and the licensing of rFactor XIII in late 2004. The increase in costs from 2005 to 2006 resulted from the resumption of process validation and manufacturing campaigns for rhThrombin to support the filing of a license application with the FDA in late 2006.

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs increased from 2004 to 2005 primarily due to an increase in our share of atacicept joint development costs paid to Serono. In addition, increases in direct labor and consumables, particularly with respect to IL-21 development, also contributed to the increases in costs from 2004 to 2005. The slight decrease in costs from 2005 to 2006 was due to toxicology studies that were performed in 2005 for IL-21 that were not required in 2006.

•

Antiviral clinical development program costs in 2005 reflect the initiation of activities associated with advancement of PEG-IFN-l into clinical testing. The increase in costs from 2005 to 2006 is primarily due to an increase in headcount devoted to the program.

•	Unallocated indirect costs increased from 2005 to 2006 primarily due to the impact of recording stock-based compensation expense pursuant to SFAS 123(R).

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

Due to the significant risks and uncertainties inherent in preclinical testing and the clinical trials associated with biopharmaceutical research and development programs, the remaining time and cost to complete any such projects are difficult to estimate. Each succeeding phase is dependent on the outcome of the previous one, and the data obtained from these studies may be inadequate to support advancement to the next phase, requiring added time and effort. Many projects will not advance to the next phase, even though they appeared promising based on earlier data and test results.

We anticipate that research and development expense will continue to increase, as we continue to advance and expand our internal product development programs. We expect that a number of factors, including the following, will contribute to an increase of 5-15% in 2007.

•	manufacture of initial rhThrombin bulk drug inventory for eventual commercial sale, which will be expensed prior to FDA approval;

•	increased clinical trial costs for atacicept, IL-21 and PEG-IFN-l with the advancement into more advanced clinical testing; and

•	increased staffing to support the advancing programs, particularly in the clinical, medical and quality areas.

General and administrative expense.    General and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 42% in 2006 as compared to 2005. The increase was primarily due to the impact of recording stock-based compensation expense in accordance with SFAS 123(R). Stock-based compensation expense of $6.8 million was recorded in 2006 as compared to $520,000 in 2005. Higher personnel, patent and recruitment costs also contributed to the increase. In 2005, general and administrative expense decreased by 1% versus 2004. Although we experienced substantial cost increases related to added headcount and activities related to preparation for commercialization of rhThrombin, the increases were nearly offset by decreases in state and local taxes and in noncash stock-based compensation expense.

We anticipate that our general and administrative requirements will increase to support our development programs as they advance towards commercialization, particularly with respect to rhThrombin. We estimate that general and administrative expense may increase by 40-50% in 2007, as we continue to add headcount and increase activities related to preparation for commercialization of rhThrombin, including recruitment and hiring of sales representatives and related management and other launch-related sales and marketing costs.

Stock-based compensation expense.    Prior to 2006, we elected to follow Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for employee stock option grants and apply the disclosure-only provisions of SFAS 123 to account for our stock option plans. Under APB 25, compensation expense was based on the excess, if any, of the estimated fair value of our stock at the date of grant over the exercise price of the option. Prior to the completion of our initial public offering, we granted options with exercise prices that were lower than the estimated fair value of the stock on the date of grant. Using our best judgment to estimate the fair value of our stock as of the various grant dates, we recorded $29.2 million of deferred compensation, which was fully amortized at December 31, 2005.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminated the election to account for share-based compensation transactions using APB 25 and generally requires instead that such transactions be accounted for using a fair-value-based method. We adopted the modified prospective transition method under SFAS 123(R) and, accordingly, prior periods have not been restated to reflect stock-based compensation. We determine fair value using the Black-Scholes valuation method. The following amounts of stock-based compensation expense were recorded in 2006 (in thousands):

Research and development expense	$12,102
General and administrative expense	6,813

Total	$18,915

Other Income (Expense)

Investment income.    Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: the amount of cash reserves invested, the effective interest rate and the amount of gains or losses recognized. The following table shows how each of these factors affected investment income for the three years reported (in thousands):

	2006	2005	2004
Weighted average amount of cash reserves	$308,912	$326,441	$284,948
Effective interest rate	4.55%	3.09%	1.79%

Investment income before gains and losses	14,050	10,099	5,102
Net losses on sales of investments	(148)	(534)	(158)

Investment income, as reported	$13,902	$9,565	$4,944

Interest expense.    We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. We recorded interest expense of $7.6 million, $7.6 million and $6.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2005 as compared to 2004 resulted from an additional lease obligation of approximately $15 million effective upon completion of our facility expansion project in mid-2004.

Liquidity and Capital Resources

As of December 31, 2006, we had cash, cash equivalents and short-term investments of $258.4 million, which we intend to use to fund our operations and capital expenditures over the coming years. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources should provide sufficient funding for approximately two years. We plan to complete additional collaborative development transactions, which would generate both revenues and cost reductions, potentially enabling these cash resources to fund our company over a longer period of time.

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

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, in 2004 upon the execution of a strategic alliance agreement with Serono and a license agreement with Novo Nordisk, we recorded $36.2 million of deferred revenue, which is being recognized as revenue over approximately five years. For the year ended December 31, 2006, we recognized $15.5 million of deferred revenue from these and other transactions, causing our cash used in operating activities to be higher than our corresponding net loss. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

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

	2006	2005	2004
Ongoing equipment/facility expenditures	$6,525	$5,188	$3,364
Expansion of R&D facility, including pilot-scale manufacturing plant	—	499	13,605

Total	$6,525	$5,687	$16,969

The research and development facility expansion project was partially funded by an allowance from our landlord, which is reflected as cash flow from financing activities. The project began in April 2003 and construction was completed in mid-2004. We expect to spend approximately $6-8 million in 2007 on routine capital equipment and facility projects.

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

Cash flows from financing activities.    Net proceeds from common stock offerings constitute by far the largest element of financing cash flows. We received $126.4 million in net proceeds from an underwritten follow-on offering completed in August 2005 and $66.8 million from the sale of common stock to both Amgen, Inc. and Serono in 2004. In 2002, we completed a sale and leaseback of our headquarter buildings, which has been accounted for as a financing transaction. Our landlord provided an allowance of $14.9 million to be applied toward the cost of our research and development facility expansion project. We received $7.9 million of this amount in 2003 and the remainder in 2004.

We expect to incur substantial additional costs as we continue to advance and expand our product development programs. We expect these expenditures to increase over the next several years, particularly if the outcomes of clinical trials are successful and our product candidates continue to advance. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We also expect to incur substantial amounts supporting the launch of rhThrombin planned for the fourth quarter of 2007. Although we are optimistic regarding its commercial prospects and the rate of market penetration, it might be quite some time, if ever, before our rhThrombin revenues exceed our related expenses. If, at any time, our prospects for financing these various initiatives decline, we may decide to look for ways to reduce our ongoing investment. In such event, we might consider discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing rhThrombin or other product candidates that we might otherwise develop and commercialize internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

Our long-term capital requirements and the adequacy of our available funds will depend on several factors, many of which may not be in our control, including:

•	success in gaining approval of and subsequently marketing and selling rhThrombin;

•	results of other research and development programs;

•	cash flows under existing and potential future arrangements with licensees, collaborators and other parties;

•	costs involved in filing, prosecuting, enforcing and defending patent claims; and

•	costs associated with the expansion of our facilities.

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

Contractual Obligations

At December 31, 2006 we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Building lease obligations	$115,729	$7,610	$16,028	$17,170	$74,921
Operating leases	10,004	2,177	4,109	3,567	151
Development contracts	19,483	19,483	—	—	—

Total	$145,216	$29,270	$20,137	$20,737	$75,072

The building lease obligations resulted from our 2002 sale-leaseback financing transaction and run until May 2019. Operating leases generally relate to leased office space nearby our corporate headquarter buildings, and remaining terms range from one to seven years. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. Development contracts include the manufacture of rhThrombin bulk drug product for eventual commercial sale.

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

Stock-based compensation.    Prior to 2006, we elected to follow Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25) for the years 2004 and 2005, in accounting for employee stock option grants and apply the disclosure-only provisions of SFAS 123 to account for our stock option plans. Under APB 25, compensation expense was based on the excess, if any, of the estimated fair value of our stock at the date of grant over the exercise price of the option. Prior to the completion of our initial public offering, we granted options with exercise prices that were lower than the estimated fair value of the stock on the date of grant. We used our best judgment to estimate the fair value of our stock as of the various grant dates, which resulted in share prices ranging from $9.09 to $15.11. Based on these estimated values, we recorded $29.2 million of deferred compensation, which was fully amortized at December 31, 2005.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminated the election to account for share-based compensation transactions using APB 25 and generally requires instead that such transactions be accounted for using a fair-value-based method. We adopted the modified prospective transition method and determine fair value using the Black-Scholes valuation method. The determination of fair value using the Black-Scholes method involves making estimates of volatility, which we base on the historical volatility of our common stock, as well as the implied and historical volatility of other comparable companies. Additionally, our calculation of stock-based compensation expense involves estimating future forfeitures of stock options based on our historical experience.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of

ZymoGenetics, Inc.:

We have completed integrated audits of ZymoGenetics, Inc.’s financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ZymoGenetics, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, during the year ended December 31, 2006, the Company changed the manner in which it accounts for stock compensation costs.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

February 28, 2007

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$5,577	$122,322
Short-term investments	252,831	243,989
Receivables
Related party	854	962
Trade	2,205	2,366
Interest and other receivables	2,198	1,775
Prepaid expenses	3,725	3,781

Total current assets	267,390	375,195
Property and equipment, net	71,542	71,803
Other assets	8,072	6,355

Total assets	$347,004	$453,353

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,958	$3,897
Accrued liabilities	14,122	11,911
Deferred revenue	5,878	15,928

Total current liabilities	27,958	31,736
Lease obligations	67,087	66,754
Deferred revenue	11,641	17,070
Other noncurrent liabilities	4,634	4,130

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 67,499 and 65,935 issued and outstanding at December 31, 2006 and 2005, respectively	732,914	702,957
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Accumulated deficit	(497,818)	(367,816)
Accumulated other comprehensive income (loss)	588	(1,478)

Total shareholders’ equity	235,684	333,663

Total liabilities and shareholders’ equity	$347,004	$453,353

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenues
Royalties
Related party	$2,614	$3,660	$7,871
Other	4,237	3,850	3,417
Option fees
Related party	6,556	7,500	7,500
Other	3,137	3,137	683
License fees and milestone payments
Related party	5,770	13,328	12,316
Other	3,066	11,434	3,907

Total revenues	25,380	42,909	35,694

Operating expenses
Research and development	128,450	99,615	99,089
General and administrative	33,224	23,321	23,500

Total operating expenses	161,674	122,936	122,589

Loss from operations	(136,294)	(80,027)	(86,895)
Other income (expense)
Investment income	13,902	9,565	4,944
Interest expense	(7,611)	(7,589)	(6,869)
Other, net	1	24	64

Total other income (expense)	6,292	2,000	(1,861)

Net loss	$(130,002)	$(78,027)	$(88,756)

Net loss per share—basic and diluted	$(1.94)	$(1.28)	$(1.64)

Weighted-average number of shares used in computing net loss per share	66,917	60,928	54,157

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Notes receivable from shareholders	Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at January 1, 2004	52,494	$498,602	$(725)	$(9,455)	$(201,033)	$526	$287,915
Comprehensive loss:
Net loss	—	—	—	—	(88,756)	—	(88,756)
Unrealized losses on short-term investments, net of reclassification adjustment	—	—	—	—	—	(1,785)	(1,785)

Total comprehensive loss							(90,541)
Common stock issued in connection with stock option exercises	1,322	5,142	—	—	—	—	5,142
Compensation expense related to loan repayment	—	3,226	—	—	—	—	3,226
Loan repayment	(43)	(752)	725	—	—	—	(27)
Deferred stock compensation related to stock options:
Forfeitures	—	(420)	—	420	—	—	—
Amortization	—	—	—	6,069	—	—	6,069
Net proceeds from issuance of common stock	3,801	66,766	—	—	—	—	66,766

Balance at December 31, 2004	57,574	572,564	—	(2,966)	(289,789)	(1,259)	278,550
Comprehensive loss:
Net loss	—	—	—	—	(78,027)	—	(78,027)
Unrealized losses on short-term investments, net of reclassification adjustment	—	—	—	—	—	(219)	(219)

Total comprehensive loss							(78,246)
Common stock issued in connection with stock option exercises	861	4,036	—	—	—	—	4,036
Deferred stock compensation related to stock options:
Forfeitures	—	(53)	—	53	—	—	—
Amortization	—	—	—	2,913	—	—	2,913
Net proceeds from issuance of common stock	7,500	126,410	—	—	—	—	126,410

Balance at December 31, 2005	65,935	702,957	—	—	(367,816)	(1,478)	333,663
Comprehensive loss:
Net loss	—	—	—	—	(130,002)	—	(130,002)
Unrealized gain on short-term investment	—	—	—	—	—	853	853
Unrealized gain on long-term investments	—	—	—	—	—	1,213	1,213

Total comprehensive loss							(127,936)
Common stock issued in connection with stock option exercises	1,564	11,009	—	—	—	—	11,009
Stock-based compensation expense	—	18,948	—	—	—	—	18,948

Balance at December 31, 2006	67,499	$732,914	$—	$—	$(497,818)	$588	$235,684

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(130,002)	$(78,027)	$(88,756)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,740	6,286	5,469
Net gain on disposition of property and equipment	(8)	(23)	(59)
Noncash milestone revenue	—	(500)	—
Stock-based compensation	18,915	2,913	9,295
Net realized loss on sale of short-term investments	148	534	158
Net (accretion) amortization of (discount) premium on short-term investments	(654)	1,022	2,679
Changes in operating assets and liabilities
Receivables	(154)	1,174	(378)
Prepaid expenses	56	(547)	(509)
Other assets	(504)	(85)	(400)
Accounts payable	4,148	(393)	911
Accrued liabilities	2,211	807	2,803
Deferred revenue	(15,479)	(15,665)	35,684
Lease obligations	333	669	598
Other noncurrent liabilities	504	215	554

Net cash used in operating activities	(113,746)	(81,620)	(31,951)

Investing activities
Purchases of property and equipment	(6,525)	(5,687)	(16,969)
Purchases of short-term investments	(238,562)	(360,850)	(256,835)
Proceeds from sale of property and equipment	—	4	88
Proceeds from sale and maturity of short-term investments	231,079	322,721	246,548

Net cash used in investing activities	(14,008)	(43,812)	(27,168)

Financing activities
Net proceeds from issuance of common stock	—	126,410	66,766
Construction advance from landlord	—	—	6,943
Proceeds from exercise of stock options	11,009	4,036	5,142

Net cash provided by financing activities	11,009	130,446	78,851

Net (decrease) increase in cash and cash equivalents	(116,745)	5,014	19,732
Cash and cash equivalents at beginning of period	122,322	117,308	97,576

Cash and cash equivalents at end of period	$5,577	$122,322	$117,308

Supplemental disclosures
Cash paid for interest	$7,611	$7,589	$6,869

Non-cash additions (reductions) to property and equipment	$(55)	$423	$(1,852)

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and summary of significant accounting policies

Nature of operations

ZymoGenetics, Inc. (the Company) was incorporated in the state of Washington in June 1981 and operated independently until it was acquired in 1988 by Novo Nordisk North America, a wholly owned subsidiary of Novo Nordisk A/S (Novo Nordisk). In November 2000, the Company became independent from Novo Nordisk upon completion of a private placement of Series B mandatorily redeemable convertible preferred stock with an investor consortium. In February 2002, the Company completed an initial public offering of common stock, at which time all Series A and B mandatorily redeemable convertible preferred stock was converted to common stock. Through this and other subsequent stock offerings, Novo Nordisk’s ownership percentage has been reduced to approximately 31% at December 31, 2006.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash and cash equivalents. The Company invests its cash and cash equivalents with major financial institutions, the amount of which exceeds federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Short-term and long-term investments

Short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders’ equity. Interest on securities classified as available-for-sale is included in investment income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses are included in investment income. The cost of securities sold is based on the specific identification method.

Included in other assets is a long-term investment in common shares of a company that licensed certain technologies from the Company and paid certain related milestone payments in shares of common stock. These shares became publicly traded in 2006 and, as a result, have been adjusted to fair value, with the unrealized gain reported as a separate component of shareholders’ equity.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their relative short maturities. The carrying values of certain other assets and corresponding noncurrent liabilities relate to the Company’s deferred compensation plan and are adjusted to market value at the end of each reporting period.

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

Leasehold improvements are amortized evenly over their estimated useful lives or the remaining term of the lease, whichever is shorter. At December 31, 2006, the Company is amortizing its leasehold improvements over periods ranging from 3 to 15 years.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Measurement of an impairment is required when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value. The Company has not recognized any impairment losses through December 31, 2006.

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

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Research and development costs

Research and development costs, consisting of salaries and benefits, costs of consumables, facility costs, contracted services and stock-based compensation, are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no future use are expensed when incurred. Reimbursement for shared expenses received from collaboration partners are recorded as reductions to research and development expenses.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company has adopted the modified prospective transition method under SFAS 123(R). Accordingly, prior periods have not been restated to reflect stock-based compensation. Fair value is determined using the Black-Scholes valuation

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

method. The Company recorded the following amounts of stock-based compensation expense for the year ended December 31, 2006 (in thousands):

Research and development expense	$12,102
General and administrative expense	6,813

Total	$18,915

Comprehensive income or loss

Comprehensive income or loss is the change in shareholders’ equity resulting from net income or loss and unrealized gains and losses on short-term and long-term investments.

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

The following table presents the calculation of basic and diluted net loss per share for years ended December 31 (in thousands, except per share data):

	2006	2005	2004
Net loss	$(130,002)	$(78,027)	$(88,756)

Weighted-average shares used in computing basic and diluted net loss per share	66,917	60,928	54,157

Basic and diluted net loss per share	$(1.94)	$(1.28)	$(1.64)

Securities not included in net loss per share calculation:
Options to purchase common stock	11,982	11,470	10,116

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent accounting pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board (FASB) approved the issuance of FASB Staff Position (FSP) EITF 03-01-01, which delayed the effective date until additional guidance was issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that were impaired. In November 2005, the FASB issued FSP FAS 115-01 and FAS 124-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. This statement specifically nullifies the requirements of paragraphs 10-18 of EITF 03-01 and references existing other-than-temporary impairment guidance. The guidance under this FSP was effective for reporting periods beginning after December 15, 2005, and the adoption in 2006 has not materially impacted the results of operations or the financial position of the Company.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. The new accounting model for uncertain tax positions in FIN 48 is effective for annual periods beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its results of operations, cash flows and financial condition, but anticipates no significant impact due to its cumulative net operating loss position.

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 Accounting for Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently assessing the impact of SFAS 157, but does not expect that its adoption will have a material impact on its results of operations, cash flows and financial condition.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires an analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality. An adjustment to the financial statements must be made if either approach considers the misstatement to be material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company’s results of operations and financial position were not affected by the adoption of SAB 108.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Short-term investments

Short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006
Type of security:
Commercial paper and money market	$4,000	$—	$—	$4,000
Corporate debt securities	74,546	60	(75)	74,531
Asset-backed securities	138,816	75	(612)	138,279
U.S. government and agency securities	36,094	2	(75)	36,021

	$253,456	$137	$(762)	$252,831

Maturity date:
Less than one year	$121,387			$120,957
Due in 1-3 years	132,069			131,874

	$253,456			$252,831

December 31, 2005
Type of security:
Commercial paper and money market	$2,904	$—	$(1)	$2,903
Corporate debt securities	73,862	8	(293)	73,577
Asset-backed securities	115,831	5	(904)	114,932
U.S. government and agency securities	52,870	—	(293)	52,577

	$245,467	$13	$(1,491)	$243,989

Maturity date:
Less than one year	$141,586			$141,103
Due in 1-3 years	103,881			102,886

	$245,467			$243,989

The Company’s management has concluded that unrealized losses are temporary, as the duration of the decline in the value of the investments has been relatively short; the extent of the decline, both in dollars and percentage of cost is not severe; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

At December 31, 2006, the aggregate estimated fair value of the investments with unrealized losses was as follows (in thousands):

Commercial paper and money market	$—
Corporate debt securities	35,332
Asset-backed securities	95,144
U.S. government and agency securities	36,242

$166,718

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2006, are summarized as follows (in thousands):

	Fair Value	Unrealized Loss
Less than one year	87,896	(508)
Greater than one year	78,822	(254)

	$166,718	$(762)

Realized gains were $115,000, $16,000 and $227,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Realized losses were $263,000, $550,000, and $385,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Reclassification adjustments reflected in other comprehensive income for net realized losses were $146,000, $498,000, $13,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

3.    Property and equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005
Land and buildings	$75,190	$74,729
Leasehold improvements	2,038	695
Furniture and equipment	48,928	44,320
Construction in progress	67	495

	126,223	120,239
Less: Accumulated depreciation and amortization	(54,681)	(48,436)

	$71,542	$71,803

Land and buildings include assets deemed owned in connection with the sale and leaseback financing transaction described in Note 5.

4.    Accrued liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	2006	2005
Vacation pay	$3,469	$2,968
Incentive compensation	5,116	4,523
Contract services	4,152	3,676
City and state taxes	60	62
Severance payments	598	152
Other	727	530

	$14,122	$11,911

5.    Lease obligation

In October 2002, the Company completed a sale and leaseback transaction involving its headquarter buildings located in Seattle, Washington. The three buildings were sold for a total sale price of $52.3 million. Net

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In 2003, the Company exercised its option to expand one of the leased buildings and, effective May 2004, the Company assumed occupancy of the new space. The Company incurred total project costs of approximately $21 million excluding equipment and received an advance from the landlord of $14.9 million. The advance from the landlord of $14.9 million has been reclassified as an addition to the long-term lease obligation with an annual effective interest rate of approximately 12%. At the end of the lease term, the remaining balance of the liability will approximate the net book value of the buildings leased. Upon the completion of the expansion project, the lease terms for all three buildings were reset to 15 years from the date of occupancy of the expansion space.

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

The following table presents the Company’s scheduled payments under the lease obligation, including the additional payments related to the expansion and the reset of the lease term to 15 years:

Year ending December 31,
2007	$7,610
2008	7,876
2009	8,152
2010	8,437
2011	8,733
Thereafter	74,921

$115,729

6.    Transactions and accounts with related parties

The Company earns royalties on several products marketed and sold by Novo Nordisk, including recombinant insulin and recombinant glucagon. Royalties are based on contracts predating the Company’s acquisition by Novo Nordisk. The Company earned total royalties from Novo Nordisk of approximately $2.6 million, $3.7 million and $7.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In 2004, Novo Nordisk exercised its extension right under an existing option and licensing agreement with the Company. The option and licensing agreement, originally scheduled to expire in November 2004, was extended for two more years, for which Novo Nordisk has paid the Company $7.5 million each year. Revenue has been deferred and recognized ratably over the extension period, until its expiration in November 2006.

Novo Nordisk has licensed six proteins under the option and licensing agreement referred to above, three of which have been subsequently terminated. For each protein licensed by Novo Nordisk, the Company receives an up-front license fee, the amount of which is dependent on the stage of the product candidate licensed. Additionally, Novo Nordisk is obligated to make payments upon the achievement of predefined development milestones and to pay royalties on sales of resulting products. Novo Nordisk is responsible for all development activities.

In 2004, the Company signed three license agreements with Novo Nordisk pursuant to the option and licensing agreement, providing exclusive rights to commercialize the Company’s intellectual property related to IL-28a, IL-29 and IL-31, outside North America. Each of the license agreements included execution fees of $750,000 and potential milestones and royalties. The Company recognized the full $2.3 million as license fee revenue in 2004. In July 2006, Novo Nordisk terminated its licenses to IL-28a and IL-29.

In 2004, Novo Nordisk provided the Company with a notice of termination for its license to IL-20 receptor outside North America. Novo Nordisk had previously licensed this protein under the option and licensing agreement in 2001 together with IL-20. The agreement provided for one of the two proteins to be considered a backup, which could be removed from the license at a later date. In terminating the license to IL-20 receptor as the backup protein, Novo Nordisk agreed to pay the Company a final milestone payment and a termination fee totaling $1.5 million, which were recorded as milestone revenue in 2004.

Also in 2004, the Company signed a license agreement with Novo Nordisk providing it exclusive license rights to commercialize the Company’s IL-20 intellectual property in North America, effectively providing Novo Nordisk with worldwide rights to the protein. The license agreement included an execution fee of $4.0 million, and potential milestones and royalties. Novo Nordisk is responsible for all development activities. The entire execution fee was recognized as revenue in 2004.

In November 2006, the license to IL-20 outside North America was amended, adding certain patents and making its scope consistent with the North America license. Novo Nordisk paid the company a fee of $500,000 upon execution of the amendment, together with reimbursement of patent costs totaling $180,000. These amounts were recorded as revenue and reduction of expenses, respectively, in 2006.

In May 2006, Novo Nordisk exercised its right under the option and licensing agreement to extend an option on a protein until the point it reaches preclinical status. In return for this extended option, Novo Nordisk paid the Company a $500,000 option extension fee. The option extension fee was recorded as deferred revenue and will be recognized over the option period, which is estimated to be three years. During the option period, Novo Nordisk is required to pay half of the research and development costs incurred to advance the respective protein to preclinical status. In 2006, the related cost reimbursements from Novo Nordisk totaled $211,000.

In 2004, the Company entered into a license agreement with Novo Nordisk, with respect to recombinant Factor XIII. The license agreement provides that Novo Nordisk will develop and commercialize recombinant Factor XIII on a worldwide basis. The Company received $15.0 million upon signing plus potential milestones and royalties. For the years ended December 31, 2006, 2005 and 2004, the Company recognized related revenue of $3.7 million, $9.0 million and $2.3 million, respectively. Additionally, the Company received a $3.3 million milestone payment under the agreement in 2005, all of which was recorded as revenue in 2005. The Company

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

was scheduled to receive milestone payments in 2006 totaling $6.8 million upon the completion of certain defined events. Novo Nordisk has asserted that, under the terms of the license agreement, the milestone dates should be extended due to circumstances beyond its control. The Company disagrees with Novo Nordisk’s assertion. The parties are seeking an amicable resolution; however, no agreement has been reached. Accordingly, the Company has not recorded the respective milestone payment revenue as of December 31, 2006.

Amounts receivable from Novo Nordisk were approximately $900,000 and $1.0 million at December 31, 2006 and 2005, respectively.

7.    Retirement plans

Defined contribution

The Company maintains a 401(k) retirement plan covering substantially all of its employees. The plan provides for matching and discretionary contributions by the Company. Such contributions were approximately $2.3 million, $2.0 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred compensation plan

The Company has a Deferred Compensation Plan (DCP) for key employees. Eligible plan participants are designated by the Company’s board of directors. The DCP allows participants to defer up to 50% of their annual compensation and up to 100% of any bonus. At December 31, 2006 and 2005, approximately $4.6 million and $4.1 million, respectively, was deferred under the DCP and was recorded both as a noncurrent asset and a noncurrent liability.

8.    Income taxes

At December 31, 2006, the Company had net operating loss carryforwards of approximately $413.3 million, research and development tax credit carryforwards of approximately $28.7 million, a rehabilitation tax credit carryforward of $1.5 million and alternative minimum tax credit carryforwards of $1.2 million. The carryforwards are available to offset future tax liabilities. The net operating loss will begin to expire from 2021 – 2026, the research and development tax credits expire from 2007 – 2025 and the rehabilitation tax credit will expire in 2009. The alternative minimum tax credit will carry forward indefinitely. Utilization of the net operating losses and tax credit carryforwards may be subject to annual limitations under ownership change limitations provided by the Internal Revenue Code Section 382. The annual limitations may result in the expiration of net operating losses and tax credit carryforwards before they can be utilized.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities arise from temporary differences between financial and tax reporting. The Company has provided a valuation allowance at December 31, 2006 and 2005 to offset the excess of deferred tax assets over the deferred tax liabilities, due to the uncertainty of realizing the benefits of the net deferred tax asset. Deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$144,660	$104,943
Research and development tax credit carryforwards	28,731	24,904
Alternative minimum tax credit carryforwards	1,242	1,242
Rehabilitation tax credit carryforward	1,507	1,507
Intellectual property purchased from Novo Nordisk	3,749	4,998
Deferred gain on sale of assets	7,097	6,755
Deferred revenue	2,787	5,136
Other	6,638	4,214

	196,411	153,699
Deferred tax liabilities:
Deferred revenue—option fees	(2,435)	(9,212)

	193,976	144,487
Less: Valuation allowance	(193,976)	(144,487)

Net deferred tax asset	$—	$—

The valuation allowance increased by $49.5 million, $31.6 million and $37.6 million in 2006, 2005 and 2004 respectively, to fully reserve the net deferred tax assets.

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

The reconciliation between the Company’s effective tax rate and the income tax rate is as follows for the years ended December 31:

	2006	2005	2004
Federal income tax rate	(35)%	(35)%	(35)%
Research and development tax credits	(3)	(4)	(4)
Valuation allowance	38	41	42
Other	—	(2)	(3)

Effective tax rate	0%	0%	0%

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

Operating lease commitments

In November 2001, the Company entered into a noncancelable operating lease agreement for office space near its corporate headquarters in Seattle, Washington. The lease term for one floor of the building began on February 1, 2002. In February 2004, December 2005, and September 2006 the Company occupied additional office space in the same building with the terms of the leases ending between April 2009 and February 2012. The office space occupied in February 2002 and February 2004 has options to renew for up to two additional terms of five years each. Total annual lease payments under the leases average approximately $2.2 million per year over their terms.

Gross rental expense for the years ended December 31, 2006, 2005, and 2004 was $1.5 million, $1.1 million, and $1.1 million, respectively.

The following table presents the Company’s commitments for future minimum rental payments under noncancelable operating leases with initial or remaining terms in excess of one year (in thousands):

Year ending December 31,
2007	$2,177
2008	2,229
2009	1,880
2010	1,768
2011	1,799
Thereafter	151

$10,004

Certain lease agreements provide for scheduled rent increases over the term of the related lease. The Company is recognizing rent expense on a straight-line basis over the related lease term.

Other commitments

Certain key employees have employment agreements with the Company which provide for salary, health insurance and certain additional severance benefits.

Contingencies

The Company has a license agreement with a third party under which the Company is obligated to pay royalties based upon the application of an agreed-upon formula, which contains certain variables that are subject to interpretation. Through 2006, the Company has recorded approximately $212,000 in royalty expense, which it believes fully satisfied its obligation under the license agreement. In the fourth quarter of 2005, the other party claimed that the Company owes an additional $1.8 million under its interpretation of the royalty formula. The Company continues to believe that its method of calculating the amount of royalties due is valid and intends to vigorously defend its position. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and has concluded that it is not required to record a liability.

10.    Merck Serono agreements

In August 2001, the Company entered into a collaborative development and marketing agreement with Ares Trading S.A., a wholly owned subsidiary of Serono S.A (Serono). In 2006, a transaction was announced in which

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

a majority interest in Serono would be acquired by Merck KGaA, Darmstadt, Germany. In January 2007, upon closing of the transaction, Serono began operating as Merck Serono S.A. Under the agreement, the Company has collaborated with Serono, and will continue to collaborate with Merck Serono, to develop the product candidate atacicept. The Company could receive license fee and milestone payments up to an aggregate of $52.5 million in connection with the development and approval of products, of which $10.5 million has been received to date. The Company shares research and development expenses worldwide, with the exception of Japan, where Merck Serono covers all expenses. The Company and Merck Serono (operating as EMD Serono) will share equally net sales, commercialization expenses and profits in North America, and the Company retains an option to co-promote products in North America. Merck Serono has exclusive rights to market products in the remainder of the world, for which the Company will receive royalties. The Company has the option of discontinuing funding of research and development and commercialization costs, and forgoing its right to co-promote products in North America. If the Company chooses to discontinue funding, EMD Serono would have exclusive marketing rights in North America, and the Company would receive a royalty on any sales in North America in lieu of sharing in the net sales, commercialization expenses and profits from the products. Merck Serono is responsible for manufacturing all products for both clinical trials and commercial sale. The Company received a $7.5 million payment upon entering into the agreement in 2001, which is being amortized over the estimated term of the development program, approximately ten years.

In 2006, the Company and Serono agreed to an increase in the overhead rate charged by Serono for manufacturing activities performed in support of the atacicept collaboration. However, the parties have not reached agreement on the effective date of the change. Serono asserts that the Company is obligated to pay manufacturing overhead based on the new methodology for the full year 2006, which would be approximately $3.6 million. The Company believes that, based on the governance mechanisms contained in the collaborative agreement, the obligation did not begin until the fourth quarter of 2006, and the amount owed should be approximately $900,000. The parties are seeking an amicable resolution; however, no agreement has been reached. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and accordingly, has recorded $900,000 as research and development expense as of December 31, 2006 related to this matter.

In September 2004, the Company entered into a Master Agreement with Serono S.A. and Serono B.V., providing for a strategic research, development and commercialization alliance. On October 12, 2004, upon closing of the transaction, the Company issued and sold to Serono B.V. 3,176,620 shares of common stock at a price per share of $15.74, for an aggregate purchase price of $50 million. Additionally, in a series of related transactions, the Company entered into a strategic alliance agreement and three other product-related agreements pursuant to which it received total upfront fees of $31.3 million plus potential milestones and royalties. Under the terms of the alliance, the Company and Merck Serono will jointly fund and conduct research on certain protein candidates. Merck Serono has the option to license candidates designated for development, and the Company may elect to co-develop such candidates with Merck Serono. For each protein licensed or co-developed by Merck Serono, the Company will receive upfront fees plus potential milestone payments, royalties and profit-sharing. The Company has recorded revenue of $10.9 million under the agreement through December 31, 2006, and expects to ratably recognize $13.6 million of deferred revenue over the remainder of the five–year term. (See also Note 11).

11.    Shareholders’ equity

The Company’s authorized capital stock consists of 150,000,000 shares of no par value voting common stock, 30,000,000 shares of no par value non-voting common stock and 30,000,000 shares of no par value preferred stock.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In October 2004, upon closing of the strategic alliance transaction, the Company issued and sold to Serono B.V. 3,176,620 shares of common stock at a price per share of $15.74, for an aggregate purchase price of $50 million. Additionally, in a series of related transactions, the Company entered into a strategic alliance agreement and three other product-related agreements pursuant to which it received total upfront fees of $31.3 million plus potential milestones and royalties. The upfront fees are being ratably recognized over the five-year term of the strategic alliance. The fair market value of the shares of common stock purchased on the date of the transaction exceeded the common stock purchase price by $6.7 million. This amount was deferred and is being recorded as a reduction in license fee revenue over the five-year term of the strategic alliance.

Stock options

In March 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan). Upon completion of the Company’s initial public offering in February 2002, the 2000 Plan was suspended and the 2001 Stock Incentive Plan (the 2001 Plan) became effective. Both Plans provide for the issuance of incentive stock options and nonqualified stock options to employees, directors, consultants and other independent contractors who provide services to the Company. The Company’s board of directors is responsible for administration of the Plans and determines the term of each option, exercise price and the vesting terms. The 2001 Plan provides for an annual increase in authorized shares effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors. The first annual increase under the 2001 Plan occurred upon completion of the Company’s initial public offering. Any shares from the 2000 Plan that are not actually issued shall continue to be available for issuance under the 2001 Plan. The Company has reserved a total of 19,738,650 shares of common stock for issuance under the Plans, of which 2,950,896 are available for future grant at December 31, 2006. Options granted to employees under the Plans generally vest over a four-year period and expire ten years from the date of grant. Options to purchase 747,085 shares have been granted to board members, of which 144,000 options were immediately exercisable, 351,085 options vest over approximately one year and 252,000 vest over four years.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the Plans is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2006	11,470	$10.88
Granted	2,639	19.58
Exercised	(1,564)	7.05
Forfeited	(502)	17.94
Expired	(61)	20.07

Balance, December 31, 2006	11,982	$12.95	6.6	$52,611

Exercisable, December 31, 2006	7,390	$9.26	5.3	$52,119

The Company has capitalized $33,000 of stock-based compensation cost to an internal software development project in the year ended December 31, 2006. No income tax benefit has been recorded as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized. As of December 31, 2006, there was $38.0 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately three years.

The Company has elected to adopt the alternative transition method provided in the FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of SFAS 123(R).

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Expected stock price volatility	56%	58%	70%
Risk-free interest rate	4.55%	3.94%	3.42%
Expected life of options	6.1 years	5.1 years	5.0 years
Expected dividend yield	0%	0%	0%

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

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

A summary of stock option value under the Plans is presented below (in thousands, except per stock option share data):

	2006	2005	2004
Weighted average grant-date fair value per stock option share granted	$11.37	$10.25	$10.45
Total intrinsic value of stock options exercised	19,765	11,573	19,332
Total fair value of stock options vested	18,402	17,442	14,359

The following table illustrates the effect on net loss and loss per share for the periods presented as if the fair value based method prescribed by SFAS 123 had been applied to all outstanding and unvested awards (in thousands, except per share data):

	2005	2004
Net loss, as reported	$(78,027)	$(88,756)
Add: employee stock-based compensation under APB 25 included in reported net loss	2,913	6,069
Add: employee stock-based compensation related to the repayment of loans to purchase common stock included in reported net loss	—	3,226
Deduct: employee stock-based compensation expense determined under the fair value method	(18,523)	(15,722)

Net loss, pro forma	$(93,637)	$(95,183)

Basic and diluted net loss per share, as reported	$(1.28)	$(1.64)

Basic and diluted net loss per share, pro forma	$(1.54)	$(1.76)

In 2001, the Company made loans to certain executives totaling $725,000, pursuant to promissory notes in connection with the purchase of shares of common stock upon the exercise of non-qualified stock options by the executives. These loans were repaid in full in 2004.

ZYMOGENETICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12.    Quarterly Financial Results (unaudited)

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Operating results for each quarter of 2006 and 2005 are summarized as follows (in thousands):

	March 31	June 30	September 30	December 31
2006
Revenue	$7,391	$8,067	$5,552	$4,370
Net loss	$(31,657)	$(29,971)	$(31,225)	$(37,149)
Basic and diluted net loss per common share	$(0.48)	$(0.45)	$(0.47)	$(0.55)

	March 31	June 30	September 30	December 31
2005
Revenue	$11,955	$8,015	$7,498	$15,441
Net loss	$(18,787)	$(23,803)	$(20,351)	$(15,086)
Basic and diluted net loss per common share	$(0.33)	$(0.41)	$(0.33)	$(0.23)

13.    Subsequent Event

On January 19, 2007, the Company entered into a manufacturing agreement with Patheon Italia S.p.A. (Patheon) whereby Patheon will be responsible for fill and finish of rhThrombin bulk drug. The initial term of this agreement began January 1, 2007 and will end December 31, 2011 with an automatic 24-month extension. The Company estimates it will spend approximately $37 million over the term of this agreement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. This report appears in Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a)    The information required by this item with respect to our directors is incorporated by reference to the sections captioned “Proposal I: Election of Directors” and “Report of the Audit Committee” in the proxy statement for our annual meeting of shareholders to be held on June 21, 2007. We will file the proxy statement within 120 days of December 31, 2006, our fiscal year end.

(b)    The information required by this item with respect to our executive officers is incorporated by reference to the section captioned “Executive Officers” in the proxy statement for our annual meeting of shareholders to be held on June 21, 2007.

(c)    The information required by this item with respect to our corporate governance is incorporated by reference to the sections captioned “Corporate Governance,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our annual meeting of shareholders to be held on June 21, 2007. We have adopted a Code of Ethics applicable to our chief executive officer, chief financial officer and others responsible for our corporate financial reporting. A copy of the Code of Ethics is available on our website at www.zymogenetics.com.

Item 11.    Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to the sections captioned “Executive Compensation” and “Corporate Governance” in the proxy statement for our annual meeting of shareholders to be held on June 21, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item with respect to beneficial ownership is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our annual meeting of shareholders to be held on June 21, 2007.

The following table provides information regarding our equity compensation plans at December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	11,982,440	$12.95	2,950,896
Equity compensation plans not approved by security holders	—	—	—

Total	11,982,440	$12.95	2,950,896

(1)	Does not include an increase of 2,700,000 shares, effective January 1, 2007, pursuant to a provision of the 2001 Plan that provides for an annual increase effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

(a)    The information required by this item with respect to certain relationships and related transactions is incorporated by reference to the section captioned “Certain Transactions” in the proxy statement for our annual meeting of shareholders to be held on June 21, 2007.

(b)    The information required by this item with respect to director independence is incorporated by reference to the section captioned “Corporate Governance” in the proxy statement for our annual meeting of shareholders to be held on June 21, 2007.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our annual meeting of shareholders to be held on June 21, 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

3.    Exhibits

Exhibit No.		Description
3.1		Amended and Restated Articles of Incorporation of ZymoGenetics, Inc.	(D)

3.2		Amended and Restated Bylaws.	(A)

9.1		Agreement and Waiver of Co-Sale Rights, dated July 16, 2001, by and among ZymoGenetics, Inc., the holders of Series B Preferred Stock listed on the signature pages thereto and Serono B.V.	(A)

9.2		Share Transfer and Voting Agreement, dated January 2, 2001, by and between Warburg, Pincus Equity Partners, L.P. and Mount Everest Advisors, L.L.C. and acknowledged by ZymoGenetics, Inc.	(A)

10.1	†	Amended and Restated Employment Agreement, dated February 3, 2005, between ZymoGenetics, Inc. and Bruce L.A. Carter, Ph.D.	(K)

10.2	†	Employment Agreement, dated March 21, 2001, between ZymoGenetics, Inc. and Jan K. Öhrström.	(A)

10.3	†	Employment Agreement, dated April 30, 2001, between ZymoGenetics, Inc. and James A. Johnson.	(E)

10.4	†	Employment Agreement, dated February 12, 2002, between ZymoGenetics, Inc. and Suzanne Shema.	(B)

10.5	†	Employment Agreement, dated August 29, 2004, between ZymoGenetics, Inc. and Douglas E. Williams.	(I)

10.6	†	Employment Agreement, dated August 9, 2005, between ZymoGenetics, Inc. and Nicole Onetto.	(L)

10.7	†	Employment Agreement, dated April 25, 2006 between ZymoGenetics, Inc. and Vaughn B. Himes.	(M)

Exhibit No.		Description
10.8	†	Employment Agreement, dated May 1, 2006 between ZymoGenetics, Inc. and Michael J. Dwyer.	(M)

10.9	†	Amended and Restated 2000 Stock Incentive Plan.	(A)

10.10	†	2001 Stock Incentive Plan.	(A)

10.11	†	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the ZymoGenetics 2001 Stock Incentive Plan.

10.12	†	Deferred Compensation Plan for Key Employees.	(A)

10.13	*	Insulin Agreement, dated August 6, 1982, between ZymoGenetics, Inc. and Novo Industri A/S.	(A)

10.14		Amendment to Insulin Agreement, dated May 18, 2004, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(H)

10.15	*	Addendum to Insulin Agreement, dated May 18, 2004, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(H)

10.16	*	Letter Agreement, dated March 13, 1987, between ZymoGenetics, Inc. and Novo Industri A/S.	(A)

10.17	*	Amended and Restated Human Glucagon, Analogues of Human Glucagon, Analogues of Human Insulin Letter Agreement, dated September 28, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.18	*	License Agreement for Analogues of Human Insulin, dated September 28, 2000, between the registrant and Novo Nordisk Health Care AG.	(A)

10.19	*

License Agreement, dated January 18, 1994, including Amendment No. 1, dated January 1, 1997, and Amendment No. 2, dated June 5, 2000, between and among ZymoGenetics, Inc., Novo Nordisk A/S, Johnson & Johnson and Chiron Corporation.

(A)

10.20	*	Royalty Agreement pertaining to the January 18, 1994 Agreement Relating to Platelet Derived Growth Factor, dated January 1, 2000, between ZymoGenetics, Inc. and Novo Nordisk.	(A)

10.21	*	License Agreement, dated December 31, 1998, as amended on February 4, 1999 and October 23, 2000, between ZymoGenetics, Inc. and St. Jude Children’s Research Hospital.	(A)

10.22	*	Option and License Agreement, effective November 10, 2000, as amended effective as of June 16, 2000 and October 20, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.23	*	Cross-License Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S, Enzyme Business.	(A)

10.24	*	Cross-License Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A)

10.25	*	Collaborative Development and Marketing Agreement, effective August 30, 2001 by and between ZymoGenetics, Inc. and Ares Trading S.A.	(A)

10.26	*	Exclusive Patent License Agreement, effective December 18, 2002, between ZymoGenetics, Inc. and Aventis Behring GmbH.	(E)

10.27		Series B Preferred Stock Purchase Agreement, dated October 20, 2000, by and among ZymoGenetics, Inc., Novo Nordisk A/S and the other investors listed on Exhibit A thereto.	(A)

10.28		Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, effective as of November 10, 2000.	(A)

10.29

First Amendment to Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, dated as of February 4, 2002.

(C)

Exhibit No.	Description
10.30	Investors’ Rights Agreement by and among ZymoGenetics, Inc., Novo Nordisk Pharmaceuticals, Inc. and the persons listed on Schedule A thereto, effective as of November 10, 2000.	(A	)

10.31	Tax Sharing Agreement, effective October 20, 2000, between ZymoGenetics, Inc. and Novo Nordisk of North America, Inc.	(A	)

10.32	Office Lease Agreement, dated November 9, 2001, between ZymoGenetics, Inc. and 1144 Eastlake LLC.	(A	)

10.33	Lease Agreement, dated October 4, 2002, between ZymoGenetics, Inc. and ARE-1201/1208 Eastlake Avenue, LLC.	(E	)

10.34	Amendment No. 2 to Lease Agreement, dated July 19, 2004, between ZymoGenetics, Inc. and ARE-1201/1208 Eastlake Avenue, LLC.	(H	)

10.35	Lease Agreement, dated October 4, 2002, between ZymoGenetics, Inc. and ARE-1208 Eastlake Avenue, LLC.	(E	)

10.36	Amendment No. 2 to Lease Agreement, dated June 14, 2004, between ZymoGenetics, Inc. and ARE-/1208 Eastlake Avenue, LLC.	(H	)

10.37	Addendum to Office Lease Agreement, dated September 29, 2005, between ZymoGenetics, Inc. and 1144 Eastlake LLC.	(L	)

10.38	Office Sub-Lease Agreement, dated September 29, 2005, between ZymoGenetics, Inc. and ConocoPhillips Company.	(L	)

10.39	Office Sub-Lease Agreement, dated June 1, 2006, between ZymoGenetics, Inc. and Softchoice Corporation.

10.40	Assignment of Lease and Consent to Assignment, dated December 31, 2006, between ZymoGenetics, Inc. and Pacific Land Design, P.C.

10.41*	Development and Supply Agreement, dated October 1, 2003, between ZymoGenetics, Inc. and Abbott Laboratories.	(G	)

10.42*	Strategic Alliance Agreement, dated October 12, 2004, between ZymoGenetics, Inc. and Serono S.A.	(J	)

10.43*	License Agreement for Recombinant Factor XIII, dated October 4, 2004, among ZymoGenetics, Inc., Novo Nordisk A/S and Novo Nordisk Health Care AG.	(J	)

10.44*	Collaborative Data Sharing and License Agreement dated August 11, 2005, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(L	)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Portions of these exhibits have been omitted based on a grant of confidential treatment from the Securities and Exchange Commission. The omitted portions of these exhibits have been filed separately with the SEC.
(A)	Incorporated by reference to ZymoGenetics, Inc. Registration Statement on Form S-1 (No. 333-69190) filed on September 10, 2001, as amended.

(B)	Incorporated by reference to ZymoGenetics, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.
(C)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(D)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(E)	Incorporated by reference to ZymoGenetics, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.
(F)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(G)	Incorporated by reference to ZymoGenetics, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.
(H)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(I)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(J)	Incorporated by reference to ZymoGenetics, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.
(K)	Incorporated by reference to ZymoGenetics, Inc. Current Report on Form 8-K dated as of February 3, 2005.
(L)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(M)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYMOGENETICS, INC.

Date: February 28, 2007	By:	/s/ BRUCE L.A. CARTER, PH.D.
Bruce L.A. Carter, Ph.D. President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Bruce L.A. Carter, Ph.D. and James A. Johnson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE L.A. CARTER, PH.D. Bruce L.A. Carter, Ph.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2007

/s/ JAMES A. JOHNSON James A. Johnson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	February 28, 2007

/s/ JAMES A. HARPER James A. Harper	Director	February 28, 2007

/s/ JUDITH A. HEMBERGER, PH.D. Judith A. Hemberger, Ph.D.	Director	February 28, 2007

/s/ DAVID I. HIRSH, PH.D. David I. Hirsh, Ph.D.	Director	February 28, 2007

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	February 28, 2007

/s/ DAVID H. MACCALLUM David H. MacCallum	Director	February 28, 2007

/s/ KURT ANKER NIELSEN Kurt Anker Nielsen	Director	February 28, 2007

/s/ EDWARD E. PENHOET, PH.D. Edward E. Penhoet, Ph.D.	Director	February 28, 2007

/s/ LARS REBIEN SØRENSEN Lars Rebien Sørensen	Director	February 28, 2007