Form 10-Q
period 2007-03-31
ZYMOGENETICS INC
filed 2007-05-02
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

(206) 442-6600

(Registrant's telephone number, including area code)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding at April 30, 2007: 68,108,247 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2007

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

ZYMOGENETICS, INC.

BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$25,333	$5,577
Short-term investments	198,710	252,831
Receivables
Related party	885	854
Trade	3,134	2,205
Interest and other	1,532	2,198
Prepaid expenses	4,923	3,725

Total current assets	234,517	267,390
Property and equipment, net	70,883	71,542
Other assets	9,160	8,072

Total assets	$314,560	$347,004

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,573	$7,958
Accrued liabilities	10,608	14,122
Deferred revenue	5,860	5,878

Total current liabilities	21,041	27,958

Lease obligations	67,095	67,087
Deferred revenue	10,184	11,641
Other noncurrent liabilities	5,159	4,634

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 68,032 and 67,499 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	740,770	732,914
Non-voting common stock, no par value, 30,000 shares Authorized	—	—
Accumulated deficit	(531,127)	(497,818)
Accumulated other comprehensive income	1,438	588

Total shareholders’ equity	211,081	235,684

Total liabilities and shareholders’ equity	$314,560	$347,004

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Royalties
Related party	$632	$754
Other	1,318	1,098
Option fee
Related party	42	1,875
Other	784	784
License fees and milestone payments
Related party	1,758	2,248
Other	648	632

Total revenues	5,182	7,391

Operating expenses
Research and development	29,768	32,950
General and administrative	9,695	7,807

Total operating expenses	39,463	40,757

Loss from operations	(34,281)	(33,366)

Other income (expense)
Investment income	2,878	3,628
Interest expense	(1,910)	(1,903)
Other, net	4	(16)

Total other income	972	1,709

Net loss	$(33,309)	$(31,657)

Net loss per share—basic and diluted	$(0.49)	$(0.48)

Weighted-average number of shares used in computing basic and diluted net loss per share	67,718	66,292

The accompanying notes are an integral part of these financial statements.

ZYMOGENETICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(33,309)	$(31,657)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,661	1,647
Net (gain) loss on disposition of property and equipment	(4)	10
Stock-based compensation	5,451	4,518
Net realized loss on sale of short-term investments	32	1
Net accretion of discount on short-term investments	(222)	(53)
Changes in operating assets and liabilities
Receivables	(294)	(130)
Prepaid expenses	(1,198)	(942)
Other assets	(524)	(270)
Accounts payable	(2,840)	1,713
Accrued liabilities	(3,514)	(1,264)
Deferred revenue	(1,475)	(5,578)
Lease obligations	8	78
Other noncurrent liabilities	525	270

Net cash used in operating activities	(35,703)	(31,657)

Investing activities
Purchases of property and equipment	(1,545)	(1,338)
Purchases of short-term investments	(37,391)	(54,645)
Proceeds from sale of property and equipment	3	—
Proceeds from sale and maturity of short-term investments	91,988	21,163

Net cash provided by (used in) investing activities	53,055	(34,820)

Financing activities
Proceeds from exercise of stock options	2,404	3,998

Net cash provided by financing activities	2,404	3,998

Net increase (decrease) in cash and cash equivalents	19,756	(62,479)
Cash and cash equivalents at beginning of period	5,577	122,322

Cash and cash equivalents at end of period	$25,333	$59,843

Supplemental disclosures
Noncash financing activities:
Other noncash reductions to property and equipment, net	$545	$490

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

The December 31, 2006 balance sheet data was derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

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

Basic and diluted net loss per share has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded 13.0 million outstanding options to purchase common stock as such shares are antidilutive for all periods presented.

3.	Short-term investments

Short-term investments consisted of the following at March 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$71,040	$69	$(45)	$71,064
Asset-backed securities	103,706	74	(408)	103,372
U.S. government and agency securities	24,302	5	(33)	24,274

	$199,048	$148	$(486)	$198,710

Maturity date:
Less than one year	$125,168			$124,856
Due in 1-3 years	73,880			73,854

	$199,048			$198,710

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

A summary of the fully vested stock options currently exercisable as of March 31, 2007 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Exercisable, March 31, 2007	7,522	$10.37	5.6	$46,593

The Company recorded the following amounts of stock-based compensation expense for the three-month periods ended March 31 (in thousands):

	2007	2006
Research and development expense	$3,556	$2,899
General and administrative expense	1,895	1,619

Total	$5,451	$4,518

No income tax benefit has been recorded as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized. As of March 31, 2007, there were $45.6 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately three years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the three-month periods ended March 31:

	2007	2006
Expected stock price volatility	55%	56%
Risk-free interest rate	4.54%	4.40%
Expected life of options	6.1 years	6.1 years
Expected dividend yield	0%	0%

5.	Comprehensive loss

For the three months ended March 31, 2007 and 2006, total comprehensive loss was $32.5 million and $32.0 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term and long-term investments. The net change in accumulated other comprehensive gain for the three months ended March 31, 2007 was $849,000, reflecting a $287,000 increase in net unrealized gains on short-term investments due to decreasing interest rates and an increase of $562,000 in unrealized gain on long-term investments due to an increase in market value.

6.	Accounting for uncertainty in income taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.

Historically, the Company’s tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. As of December 31, 2006, there were no material unrecognized tax benefits. Due to the Company’s net operating loss carryforwards, any future adjustments to the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the valuation allowance which fully offsets all tax benefits. For the quarter ended March 31, 2007, the unrecognized tax benefit change was immaterial and the Company does not expect significant changes during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s Federal and state taxes for the years 2000 through 2006 are subject to examination. The Company believes any assessments would be immaterial to its financial statements.

7.	Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 Accounting for Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the financial impact of FAS 157 on its results of operations, cash flows and financial condition, but does not expect that its adoption will have a material impact.

8.	Contingencies

The Company has a license agreement with a third party under which the Company is obligated to pay royalties based upon the application of an agreed-upon formula, which contains certain variables that are subject to interpretation. Through March 31, 2007, the Company has recorded approximately $229,000 in royalty expense, which it believes fully satisfied its obligation under the license agreement. In the fourth quarter of 2005, the other party claimed that the Company owes a total of $2.0 million under its interpretation of the royalty formula. The Company continues to believe that its method of calculating the amount of royalties due is valid and intends to vigorously defend its position. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and has concluded that it is not required to record a liability.

In 2006, the Company and one of its collaborative partners, Merck Serono, agreed to an increase in the overhead rate charged by Serono for manufacturing activities performed in support of the atacicept development program. However, the parties have not reached agreement on the effective date of the change. Merck Serono asserts that the Company is obligated to pay manufacturing overhead based on the new methodology for the full year 2006, which would be approximately $3.6 million. The Company believes that, based on the governance mechanisms contained in the collaborative agreement, the obligation did not begin until the fourth quarter of 2006, and the amount owed should be approximately $900,000. The parties are seeking an amicable resolution; however, no agreement has been reached. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and accordingly, has recorded $900,000 as research and development expense through March 31, 2007, related to this matter.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with our preclinical and clinical development, regulatory oversight, intellectual property claims and litigation and other risks detailed in our public filings with the Securities and Exchange Commission, including those risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations.

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

We expect that it will be several years or more before we can generate enough product-related revenues to reach net income or cash flow breakeven. For example, we currently estimate that in 2007 our net loss will be within the range of approximately $150-170 million, and that we will use net cash of approximately $130-150 million. Revenues from existing relationships help to defray our expenses, but additional funding will be required, the amount of which could be significant. We may decide to enter into additional product development collaborations, which would reduce our funding requirements. We may also generate funding through licensing of patents that are not relevant to our product development programs.

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

Results of Operations

Revenues

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 31% of our outstanding common stock, and several other companies. Royalties increased by $98,000 for the three-month period ended March 31, 2007 as compared to the corresponding period in 2006, primarily due to increased platelet-derived growth factor (PDGF) royalties. Insulin and glucagon royalties earned from Novo Nordisk declined to 28% of our total royalties for the three-month period ended March 31, 2007, from 35% for the corresponding period in 2006. This downward trend will continue in 2007 as royalties for both insulin and glucagon in the remaining major markets will end during the second quarter of 2007 due to patent expiration. We anticipate increased royalties on other products to partially offset the decrease in insulin and glucagon royalties.

Option fees. In September 2004, we signed a five-year strategic alliance agreement with Serono S.A. under which Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. The amount received upfront was deferred and is being recognized over the period in which we have continuing performance obligations. We recorded $784,000 of revenue from this agreement in each of the three-month periods ended March 31, 2007 and 2006. As of March 31, 2007, $7.9 million was recorded as deferred revenue, which is being recognized at a rate of $3.1 million per year.

In the three-month period ended March 31, 2006, we recognized option fee revenue of $1.9 million under an Option and License Agreement with Novo Nordisk, pursuant to which we granted an option to license certain rights to proteins that we discovered. This agreement expired in November 2006, and we recognized no option fee revenue from that agreement following its expiration.

License fees and milestone payments. Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. For certain license agreements that require no continuing performance of us, we record license fees as revenue upon execution of the agreement and the development-related milestone payments as revenue upon receipt of payment. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones. The decrease of $474,000 in license fees and milestone payments for the three months ended March 31, 2007, as compared to the corresponding period in 2006, resulted from certain amounts earned in the first quarter of 2006 for which no comparable amounts were earned in 2007. Specifically, license fees were earned under an rFactor XIII license agreement with Novo Nordisk for which the license fee revenue recognition period ended in May 2006. Partially offsetting this decrease was the recognition of milestone revenue for IL-20 and the recognition of a license fee for an early stage protein, both from Novo Nordisk, which were earned in the period ended March 31, 2007.

Operating expenses

Research and development. Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables, contracted services and stock-based compensation. Our research and development activities have generally been expanding, particularly related to our clinical-stage product candidates, rhThrombin, atacicept, IL-21 and PEG-IFN-l. Research and development expense in both periods was slightly offset by cost reimbursements from Novo Nordisk and Serono for work performed on various development programs. The amounts for the three-month periods ended March 31 are shown in the following table (in thousands):

	2007	2006
Salaries and benefits	$14,726	$13,108
Consumables	2,874	2,840
Facility costs	2,116	1,800
Contracted services	5,396	11,062
Depreciation and amortization	1,314	1,377
Stock-based compensation	3,556	2,899

Subtotal	29,982	33,086
Cost reimbursement from collaborators	(214)	(136)

Net research and development expense	$29,768	$32,950

Salaries and benefits, consumables and facility costs, generally track with increases in our employee base from year to year. Between March 31, 2006 and March 31, 2007, we added approximately 17 full-time equivalent employees who are involved in product development activities.

Contracted services include the cost of items such as contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Our clinical trial costs decreased in the three-month period ended March 31, 2007, as compared to the corresponding period in 2006, primarily reflecting the completion of rhThrombin Phase 3 clinical trials prior to our FDA submission in late 2006. Also, contract manufacturing costs tend to be incurred irregularly over the course of a development program, with relatively short manufacturing campaigns that may provide sufficient product to supply multiple years of clinical trial activity or initial commercial product. Our contract manufacturing costs decreased for the three-month period ended March 31, 2007, as compared to the same period in 2006, reflecting the completion of the process validation and manufacturing campaigns for rhThrombin in 2006 to support the filing of a license application with the FDA in late 2006. We expect to incur significant costs related to the manufacture of rhThrombin bulk drug and finished product inventory over the remainder of 2007. Prior to FDA approval, these costs will be expensed as research and development.

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

The following table presents our research and development costs allocated to clinical development, pre-development and discovery research programs, together with the unallocated costs that benefit all programs for the three-month periods ended March 31 (in thousands):

	2007	2006
Clinical development programs:
Hemostasis	$6,676	$12,203
Autoimmunity and oncology	4,914	4,111
Antiviral	999	1,638
Pre-development programs	1,642	1,008
Discovery research programs	2,984	2,771
Unallocated indirect costs	12,553	11,219

Total	$29,768	$32,950

The following summarizes the reasons for significant changes in research and development program costs for the three-month periods presented in the table:

•	Hemostasis clinical development program costs decreased substantially in the 2007 period reflecting reduced rhThrombin manufacturing campaigns and Phase 3 clinical trial costs.

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs increased in the 2007 period primarily due to increased efforts and manufacturing costs related to atacicept development in rheumatoid arthritis.

•

Antiviral clinical development program costs declined in the 2007 period. Prior year costs reflecting activities associated with preparing for clinical testing of PEG-IFN-l (e.g. manufacturing and toxicology studies) were higher than the Phase 1 clinical costs in the 2007 period.

•	Pre-development program costs increased in the 2007 period primarily due to a shift of discovery research programs into pre-development.

•	Unallocated indirect costs increased in the 2007 period due to higher personnel, consulting and facilities costs.

General and administrative. General and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 24% for the three-month period ended March 31, 2007, as compared to the corresponding period in 2006. The increase was primarily due to increased personnel, legal and marketing costs.

Stock-based compensation. Stock-based compensation expense increased 21% for the three-month period ended March 31, 2007, as compared to the corresponding period in 2006. The increase was primarily due to a greater number of stock options awarded as a result of an increase in personnel. The following amounts of stock-based compensation expense were recorded for the three-month periods ended March 31 (in thousands):

	2007	2006
Research and development expense	$3,556	$2,899
General and administrative expense	1,895	1,619

Total	$5,451	$4,518

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: the amount of cash reserves invested, the effective interest rate, and the amount of gains or losses recognized. The following table shows how each of these factors affected investment income for the three-month periods ended March 31 (in thousands):

	2007	2006
Weighted average amount of cash reserves	$235,874	$346,271
Effective quarterly interest rate	1.23%	1.05%

Interest earned	2,910	3,629
Net realized losses on short-term investments	(32)	(1)

Investment income, as reported	$2,878	$3,628

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense was relatively constant for the three-month periods ended March 31, 2007 and 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had cash, cash equivalents and short-term investments of $224.0 million, which we intend to use to fund our operations and capital expenditures until we are able to generate positive cash flow. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources should provide sufficient funding through 2008. We plan to complete additional collaborative development transactions, which would generate both revenues and cost reductions, potentially enabling these cash resources to fund our company over a longer period of time.

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

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, in 2004 upon the execution of a strategic alliance agreement with Serono, we recorded $24.3 million of deferred revenue, which is being recognized as revenue over approximately five years. For the three-month periods ended March 31, 2007 and 2006, we recognized $1.5 million and $5.6 million, respectively, of previously deferred revenue from this and other transactions. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

Cash flows from investing activities. Our most significant use of cash in investing activities is for capital expenditures. We expend a certain amount each year on routine items to maintain the effectiveness of our business, e.g., to adopt newly developed technologies, expand into new functional areas, adapt our facilities to changing needs and/or replace obsolete assets. In addition, we have used cash at various times to purchase land and expand facilities. Cash flows from investing activities also reflect large amounts of cash used to purchase short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Cash flows from financing activities. We received $2.4 million and $4.0 million of proceeds from the exercise of stock options for the three-month periods ended March 31, 2007 and 2006, respectively.

We expect to incur substantial additional costs as we continue to advance and expand our product development programs. We expect these expenditures to increase over the next several years, particularly if the outcomes of clinical trials are successful and our product candidates continue to advance. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We also expect to incur substantial amounts during 2007 supporting the planned launch of rhThrombin in the fourth quarter of 2007. Although we are optimistic regarding its commercial prospects and the rate of market penetration, it might be quite some time, if ever, before our rhThrombin revenues exceed our expenses. If at any time our prospects for financing these various initiatives decline, we may decide to look for ways to reduce our ongoing investment. In such event, we might consider discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing rhThrombin or other product candidates that we might otherwise develop and commercialize internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

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

Contractual Obligations

At March 31, 2007, we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$113,843	$7,676	$16,168	$17,319	$72,680
Operating leases	9,990	2,452	4,259	3,279	—
Development contracts	22,114	22,114	—	—	—

Total	$145,947	$32,242	$20,427	$20,598	$72,680

The building lease obligations resulted from our 2002 sale-leaseback financing transaction and run until May 2019. The remaining terms of our operating leases range from approximately two to five years and generally relate to leased office space nearby our corporate headquarter buildings. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. The development contracts largely reflect the manufacture of rhThrombin bulk drug and finished product for eventual commercial sale.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which may include United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, commercial paper and money market funds. Due to the nature of our short-term investments, all of which mature within three years, we believe that we are not subject to any material market risk exposure. We have no material foreign currency exposure, nor do we hold derivative financial instruments.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

Exhibit Number
10.1*	Manufacturing Service Agreement relating to rhThrombin between Patheon Italia S.p.A. and ZymoGenetics, Inc., executed January 19, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted based on a request for confidential treatment from the Securities and Exchange Commission. The omitted portions of this exhibit have been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: May 2, 2007	By:	/s/ James A. Johnson
James A. Johnson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)