Form 10-Q
period 2007-06-30
ZYMOGENETICS INC
filed 2007-08-01
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Common stock outstanding at July 27, 2007: 68,228,413 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2007

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZYMOGENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$29,421	$5,577
Short-term investments	167,846	252,831
Receivables
Related party	646	854
Trade	36,353	2,205
Interest and other	1,458	2,198
Prepaid expenses	4,883	3,725

Total current assets	240,607	267,390

Property and equipment, net	71,364	71,542
Other assets	9,227	8,072

Total assets	$321,198	$347,004

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$4,610	$7,958
Accrued liabilities	16,592	14,122
Deferred revenue	12,311	5,878

Total current liabilities	33,513	27,958
Lease obligations	67,100	67,087
Deferred revenue	35,426	11,641
Other noncurrent liabilities	5,379	4,634

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 68,205 and 67,499 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	747,121	732,914
Non-voting common stock, no par value, 30,000 shares Authorized	—	—
Accumulated deficit	(568,381)	(497,818)
Accumulated other comprehensive income	1,040	588

Total shareholders’ equity	179,780	235,684

Total liabilities and shareholders’ equity	$321,198	$347,004

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Royalties
Related party	$561	$666	$1,193	$1,421
Other	1,190	1,068	2,509	2,166
Option fees
Related party	42	1,889	83	3,764
Other	784	784	1,569	1,569
License fees and milestone payments
Related party	1,008	3,008	2,765	5,255
Other	652	652	1,301	1,284

Total revenues	4,237	8,067	9,420	15,459

Operating expenses
Research and development	32,043	31,375	61,811	64,325
Selling, general and administrative	10,121	8,297	19,816	16,104

Total operating expenses	42,164	39,672	81,627	80,429

Loss from operations	(37,927)	(31,605)	(72,207)	(64,970)
Other income (expense)
Investment income	2,580	3,532	5,458	7,160
Interest expense	(1,911)	(1,906)	(3,821)	(3,810)
Other, net	3	8	7	(8)

Net other income (expense)	672	1,634	1,644	3,342

Net loss	$(37,255)	$(29,971)	$(70,563)	$(61,628)

Basic and diluted net loss per share	$(0.55)	$(0.45)	$(1.04)	$(0.93)

Weighted-average number of shares used in computing net loss per share	68,140	66,832	67,930	66,564

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net loss	$(70,563)	$(61,628)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,380	3,306
Net (gain) loss on disposition of property and equipment	(7)	1
Stock-based compensation	10,482	9,401
Net realized loss on sale of short-term investments	54	29
Net accretion of discount on short-term investments	(460)	(174)
Changes in operating assets and liabilities
Receivables	(33,200)	(111)
Prepaid expenses	(1,158)	219
Other assets	(745)	(59)
Accounts payable	(3,219)	(395)
Accrued liabilities	2,470	(732)
Deferred revenue	30,218	(9,891)
Lease obligations	13	228
Other noncurrent liabilities	745	59

Net cash used in operating activities	(61,990)	(59,747)

Investing activities
Purchases of property and equipment	(3,327)	(3,353)
Purchases of short-term investments	(80,178)	(107,745)
Proceeds from sale of property and equipment	3	—
Proceeds from sale and maturity of short-term investments	165,611	77,532

Net cash provided by (used in) investing activities	82,109	(33,566)

Financing activities
Proceeds from exercise of stock options	3,725	7,325

Net cash provided by financing activities	3,725	7,325

Net increase (decrease) in cash and cash equivalents	23,844	(85,988)
Cash and cash equivalents at beginning of period	5,577	122,322

Cash and cash equivalents at end of period	$29,421	$36,334

Supplemental disclosures
Noncash financing activities:
Other noncash reductions to property and equipment, net	$129	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of presentation

The accompanying unaudited consolidated financial statements of ZymoGenetics, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position and results of operations as of and for the periods indicated. Operating results for such periods are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Net loss per share

Basic and diluted net loss per share have been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded 13.1 million outstanding options to purchase common stock as such shares are antidilutive for all periods presented.

3. Short-term investments

Short-term investments consisted of the following at June 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$48,712	$15	$(86)	$48,641
Asset-backed securities	100,657	10	(487)	100,180
U.S. government and agency securities	19,060	—	(35)	19,025

	$168,429	$25	$(608)	$167,846

Maturity date:
Less than one year	$83,068			$82,808
Due in 1-3 years	85,361			85,038

	$168,429			$167,846

The Company’s management has concluded that unrealized losses are temporary, as the duration of the decline in the value of the investments has been relatively short; the extent of the decline, both in dollars and percentage of cost is not severe; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

4. Bayer Schering Pharma A.G. agreements

In June 2007, the Company entered into a license and collaboration agreement and a co-promotion agreement with Bayer Schering Pharma A.G (Bayer). The agreements provide Bayer with an exclusive license to develop and sell rThrombin outside the U.S. for approximately 12 years. The Company will receive a $30.0 million upfront milestone payment early in the third quarter which was recorded as receivable and deferred revenue at June 30, 2007, plus potential milestones of $40.0 million upon U.S. approval of rThrombin and up to $128.0 million based on regulatory filings, approvals and annual sales thresholds achieved by Bayer outside of the U.S. These milestone payments will be recognized as revenue as the Company fulfils its obligations under the agreements. The Company anticipates fulfilling these obligations within five years as stipulated in the agreements. In addition, the Company will receive royalties on sales of rThrombin outside the United States over the term of the license.

Under the co-promotion agreement, Bayer will promote rThrombin, upon approval, in the U.S. for three years. Under the terms of the agreement, the Company will record all U.S. sales and Bayer will be entitled to two sales bonus payments totaling $20.0 million and commissions for five years based on U.S. sales.

5. Stock compensation

A summary of the fully vested stock options currently exercisable as of June 30, 2007 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Exercisable, June 30, 2007	7,839	$11.02	5.7	$40,883

The Company recorded the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development expense	$3,336	$3,133	$6,892	$6,032
Selling, general and administrative expense	1,695	1,718	3,590	3,337

Total	$5,031	$4,851	$10,482	$9,369

The Company has capitalized $32,000 of stock-based compensation cost to its internal software development project in the three and six months ended June 30, 2006. No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized. As of June 30, 2007, there were $43.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately three years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected stock price volatility	50%	56%	53%	56%
Risk-free interest rate	4.74%	4.95%	4.67%	4.56%
Expected life of options	6.1 years	6.1 years	6.1 years	6.1 years
Expected dividend yield	0%	0%	0%	0%

6. Comprehensive loss

For the three and six months ended June 30, 2007, total comprehensive loss was $37.7 million and $70.1 million, respectively. For the three and six months ended June 30, 2006, total comprehensive loss was $30.0 million and $62.0 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term and long-term investments. The net change in accumulated other comprehensive gain for the six months ended June 30, 2007 was $452,000, reflecting a $43,000 increase in net unrealized gains on short-term investments due to decreasing interest rates and an increase of $409,000 in unrealized gain on long-term investments due to an increase in market value.

7. Accounting for uncertainty in income taxes

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is subject to U.S. federal and state income tax examinations for years after 2002. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

8. Recent accounting pronouncements

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

9. Contingencies

The Company has a license agreement with a third party under which the Company is obligated to pay royalties based upon the application of an agreed-upon formula, which contains certain variables that are subject to interpretation. Through June 30, 2007, the Company has recorded approximately $229,000 in royalty expense, which it believes fully satisfied its obligation under the license agreement. In the fourth quarter of 2005, the other party claimed that the Company owes a total of $2.0 million under its interpretation of the royalty formula. The Company continues to believe that its method of calculating the amount of royalties due is valid and intends to vigorously defend its position. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and has concluded that it is not required to record a liability.

In 2006, the Company and one of its collaborative partners, Merck Serono, agreed to an increase in the overhead rate charged by Serono for manufacturing activities performed in support of the atacicept development program. However, the parties had not reached agreement on the effective date of the change. Accordingly, the Company applied SFAS No. 5, Accounting for Contingencies, to this matter and recorded $900,000 as research and development expense in 2006. In June 2007, the parties agreed on an effective date of January 1, 2007, resulting in a reversal of the $900,000 accrual in the quarter ended June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with our preclinical and clinical development, commercialization of products, regulatory oversight, relationship with third parties, intellectual property claims and litigation and other risks detailed in our public filings with the Securities and Exchange Commission, including those risks described in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations.

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

Our most significant financial challenges to date have been to obtain adequate funding to cover the cost of product development, and to control spending and direct it toward product candidates that will create the most value for our shareholders over the long term. It can be a complex and highly subjective process to establish the appropriate balance between cash conservation and value generation. There are a number of important factors that we consider in addressing these challenges, including the following:

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

In late 2006, we began preparations for the launch of rThrombin, which is anticipated in the fourth quarter of 2007. In June 2007, we entered into a global collaboration with Bayer for development and commercialization of rThrombin. Bayer has agreed to commercialize rThrombin in countries outside the U.S. and will co-promote the product with us in the U.S. for three years. We have begun to hire approximately 60 field personnel and additional headquarters-based personnel to support the commercial operations necessary for a successful product launch. We are also incurring launch-related marketing costs to support the selling effort. We also will be required to build significant levels of inventory to ensure we can avoid product shortages and meet the expected demand for the product. These launch related activities will require additional funding over and above those related to our development pipeline. We anticipate significant revenue generation from rThrombin sales; however, we cannot be certain of the rate of market penetration or when, if ever, our revenues will exceed our related costs.

We expect that it will be several years or more before we can generate enough product-related revenues for our company to reach net income or cash flow breakeven. For example, we estimate that our 2007 net loss will be within the range of approximately $140-160 million, and that we will use net cash of approximately $60-80 million taking into account the $30.0 million receivable from Bayer which we anticipate receiving in the third quarter and the $40.0 million milestone payment due upon U.S. approval of rThrombin. Additionally, revenues from other existing relationships help to defray our expenses, but additional funding will be required, the amount of which could be significant. We may decide to enter into additional product development collaborations, which would reduce our funding requirements. We may also generate funding through licensing of patents that are not relevant to our product development programs.

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

Results of Operations

Revenues

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 31% of our outstanding common stock, and several other companies. Royalties increased by $16,000 and $115,000 for the three and six-month periods ended June 30, 2007 as compared to the corresponding periods in 2006, primarily due to increased platelet-derived growth factor (PDGF) royalties. Insulin and glucagon royalties earned from Novo Nordisk declined to 32% of our total royalties for both the three and six-month periods ended June 30, 2007, from 38% and 40% for the corresponding periods in 2006. This downward trend in 2007 corresponds to royalties for both insulin and glucagon ending in the remaining major markets during the second quarter of 2007 due to patent expiration. We anticipate increased royalties on other existing products to partially offset the decrease in insulin and glucagon royalties.

Option fees. In September 2004, we signed a five-year strategic alliance agreement with Serono S.A. under which Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. The amount received upfront was deferred and is being recognized over the period in which we have continuing performance obligations. We recorded $784,000 and $1.6 million of revenue from this agreement in each of the three and six-month periods ended June 30, 2007 and 2006. As of June 30, 2007, $7.2 million was recorded as deferred revenue, which is being recognized at a rate of $3.1 million per year.

In the three and six-month periods ended June 30, 2006, we recognized option fee revenue of $1.9 million and $3.8 million under an Option and License Agreement with Novo Nordisk, pursuant to which we granted an option to license certain rights to proteins we discovered. This agreement expired in November 2006, and we recognized no option fee revenue from that agreement following its expiration.

License fees and milestone payments. Revenues from license fees and other up-front payments are recognized over the period we are contractually required to provide other rights or services that represent continuing obligations. For certain license agreements that require no continuing performance of us, we record license fees as revenue upon execution of the agreement and the development-related milestone payments as revenue upon receipt of payment. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones. The decrease of $2.0 million and $2.5 million in license fees and milestone payments for the three and six months ended June 30, 2007, as compared to the corresponding periods in 2006, resulted from certain amounts earned in the first half of 2006 for which no comparable amounts were earned in 2007. Specifically, license fees were earned under an rFactor XIII license agreement with Novo Nordisk for which the license fee revenue recognition period ended in May 2006 and milestone revenue was earned and recognized for the IL-20 license agreement with Novo Nordisk for the period ended June 30, 2006. Partially offsetting these decreases was the recognition of milestone revenue from Novo Nordisk related to an IL-31 license agreement, in the period ended June 30, 2007.

In June 2007, we entered into a license and collaboration and a co-promotion agreement with Bayer. The agreements provide Bayer with the right to develop and sell rThrombin outside of the U.S. The Company anticipates receiving the $30.0 million upfront milestone payment early in the third quarter of 2007 and an additional milestone payment of $40.0 million upon U. S. approval of rThrombin, currently anticipated in the fourth quarter of 2007. These milestone payments, net of the $20.0 million sales bonus due to Bayer based on U.S. revenues, as well as other milestone payments receivable upon regulatory filings, approvals and cumulative sales thresholds achieved by Bayer outside of the U.S., will be recorded as deferred revenue and recognized as revenue as we fulfill our obligations under the agreements. We currently anticipate fulfilling these obligations through June 2012 as stipulated in the agreements.

Operating expenses

Research and development. Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables, contracted services and stock-based compensation. Our research and development activities have generally been expanding, particularly related to our clinical-stage product candidates, rThrombin, atacicept, IL-21 and PEG-IFN-l. Research and development expense in both periods was slightly offset by cost reimbursements from Novo Nordisk and Serono for work performed on various development programs. These trends for the periods presented are shown in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Salaries and benefits	$15,000	$12,901	$29,726	$26,009
Consumables	2,958	3,045	5,833	5,886
Facility costs	2,047	1,899	4,163	3,699
Contracted services	8,994	9,798	15,875	21,980
Depreciation and amortization	1,321	1,335	2,635	2,711
Stock-based compensation	3,336	3,133	6,892	6,032

Subtotal	33,656	32,111	65,124	66,317
Cost reimbursement from collaborators	(1,613)	(736)	(3,313)	(1,992)

Net research and development expense	$32,043	$31,375	$61,811	$64,325

Salaries and benefits, consumables and facility costs, generally track with increases in our employee base from year to year. Between June 30, 2006 and June 30, 2007, we added approximately 17 full-time equivalent employees who are involved in product development activities.

Contracted services include the cost of items such as contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Our clinical trial costs decreased in the three and six-month periods ended June 30, 2007, as compared to the corresponding periods in 2006, primarily reflecting the completion of rThrombin Phase 3 clinical trials prior to our FDA submission in late 2006. Our contract manufacturing costs decreased for the three and six-month periods ended June 30, 2007, as compared to the same periods in 2006, reflecting the completion of the process validation and manufacturing campaigns for rThrombin in 2006 to support the filing of a license application with the FDA in late 2006. We expect to incur significant costs related to the manufacture of rThrombin bulk drug and finished product inventory over the remainder of 2007 as we prepare for a fourth quarter launch. Prior to FDA approval, these costs will be expensed as research and development.

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

The following table presents our research and development costs allocated to clinical development, pre-development and discovery research programs, together with the unallocated costs that benefit all programs for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Clinical development programs:
Hemostasis	$8,364	$10,131	$15,041	$22,334
Autoimmunity and oncology	5,294	4,506	10,208	8,617
Antiviral	1,084	1,100	2,084	2,738
Pre-development programs	2,478	2,286	4,120	3,294
Discovery research programs	2,904	2,117	5,887	4,889
Unallocated indirect costs	11,919	11,235	24,471	22,453

Total	$32,043	$31,375	$61,811	$64,325

The following summarizes the reasons for significant changes in research and development program costs for the periods presented in the table:

•	Hemostasis clinical development program costs decreased substantially in the 2007 periods reflecting reduced rThrombin manufacturing process validation costs and Phase 3 clinical trial costs.

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs increased in the 2007 periods primarily due to increased efforts and manufacturing costs related to atacicept development in rheumatoid arthritis.

•

Antiviral clinical development program costs declined in the 2007 periods. Prior year costs reflecting activities associated with preparing for clinical testing of PEG-IFN-l (e.g. manufacturing and toxicology studies) were higher than the Phase 1 clinical costs in the 2007 periods.

•	Pre-development program costs increased in the 2007 periods primarily due to a shift of discovery research programs into pre-development.

•	Unallocated indirect costs increased in the 2007 periods due to higher personnel and facilities costs.

Selling, general and administrative. Selling, general and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 22% and 23% for the three and six-month periods ended June 30, 2007, as compared to the corresponding periods in 2006. The increases were primarily due to increased market research and hiring of employees related to the planned launch of rThrombin and increased legal costs.

Stock-based compensation. Stock-based compensation expense increased 4% and 12% for the three and six-month periods ended June 30, 2007, as compared to the corresponding periods in 2006. The increases were primarily due to stock options awarded as a result of an increase in personnel. The following amounts of stock-based compensation expense were recorded for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development expense	$3,336	$3,133	$6,892	$6,032
Selling, general and administrative expense	1,695	1,718	3,590	3,337

Total	$5,031	$4,851	$10,482	$9,369

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: the amount of cash reserves invested, the effective interest rate, and the amount of gains or losses recognized. The following table shows how each of these factors affected investment income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average amount of cash reserves	$207,651	$318,389	$221,763	$332,330
Effective interest rate	1.25%	1.12%	2.49%	2.16%

Investment income before gains and losses	2,602	3,561	5,512	7,189
Net losses on sales of investments	(22)	(29)	(54)	(29)

Investment income, as reported	$2,580	$3,532	$5,458	$7,160

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense was relatively constant for the three and six-month periods ended June 30, 2007 and 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had cash, cash equivalents and short-term investments of $197.3 million, which we intend to use to fund our operations and capital expenditures until we are able to generate positive cash flow. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources, together with anticipated proceeds from the Bayer collaboration, should provide sufficient funding into 2009. We may complete additional collaborative development transactions, which would generate both revenues and cost reductions, potentially enabling these cash resources to fund our company over a longer period of time.

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

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, the $30.0 million milestone payment from Bayer, which will be received early in the third quarter, has been recorded as deferred revenue and will be recognized as revenue over five years beginning in July 2007. For the six-month periods ended June 30, 2007 and 2006, we recognized $2.9 million and $9.9 million, respectively, of previously deferred revenue. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

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

Cash flows from financing activities. We received $3.7 million and $7.3 million of proceeds from the exercise of stock options for the six-month periods ended June 30, 2007 and 2006, respectively.

We expect to incur substantial additional costs as we continue to advance and expand our product development programs. We expect these expenditures to increase over the next several years, particularly if the outcomes of clinical trials are successful and our product candidates continue to advance. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We also expect to incur substantial amounts during 2007 supporting the planned launch of rThrombin in the fourth quarter of 2007. Although we are optimistic regarding its commercial prospects and the rate of market penetration, it might be quite some time, if ever, before our rThrombin revenues exceed our expenses. If at any time our prospects for financing these various initiatives decline, we may decide to look for ways to reduce our ongoing investment. In such event, we might consider discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing product candidates or certain rights related to product candidates, as we have done with rThrombin through the Bayer collaboration that we might otherwise develop and commercialize internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

Our long-term capital requirements and the adequacy of our available funds will depend on several factors, many of which may not be in our control, including:

•	success in gaining approval of and subsequently marketing and selling rThrombin;

•	results of research and development programs;

•	cash flows under existing and potential future arrangements with licensees, collaborators and other parties;

•	costs involved in filing, prosecuting, enforcing and defending patent claims; and

•	costs associated with the expansion of our facilities.

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

Contractual Obligations

At June 30, 2007, we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$111,956	$7,742	$16,306	$17,468	$70,440
Operating leases	9,381	2,465	4,080	2,836	—
Development contracts	19,496	19,496	—	—	—

Total	$140,833	$29,703	$20,386	$20,304	$70,440

The building lease obligations resulted from our 2002 sale-leaseback financing transaction and run until May 2019. The remaining terms of our operating leases range from approximately two to five years and generally relate to leased office space near our corporate headquarter buildings. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. The development contracts largely reflect the manufacture of rThrombin bulk drug and finished product for eventual commercial sale.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I., Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on June 21, 2007. Of the 68,072,586 shares of common stock outstanding as of the record date of the annual meeting, 56,204,775 shares, or 82.6%, of the total shares eligible to vote at the annual meeting, were represented in person or by proxy. Two proposals were submitted to our shareholders and approved at the annual meeting, as follows:

1.	Election of Directors. Bruce L.A. Carter, Ph.D., James A. Harper and Edward E. Penhoet, Ph.D. were elected to serve as members of the board of directors for a term expiring in 2010. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

Name	Votes For	Votes Withheld
Bruce L.A Carter, Ph.D.	55,875,661	329,114
James A. Harper	54,335,746	1,869,029
Edward E. Penhoet, Ph.D.	54,329,681	1,875,094

The other directors with continuing terms following the annual meeting were: Judith A. Hemberger, Ph.D., David I. Hirsh, Ph.D., Jonathan A. Leff, David A. MacCallum, Kurt Anker Nielsen and Lars Rebien Sorensen.

2.	Ratify Auditors. The appointment of PricewaterhouseCoopers LLP, independent registered public accountants, to act as the Company’s independent auditors for the fiscal year ending December 31, 2007 was ratified.

For	56,144,077
Against	39,486
Abstain	21,212

Item 6.	Exhibits

Exhibit Number
10.1*	U. S. Co-Promotion Agreement by and between ZymoGenetics, Inc. and Bayer Healthcare, LLC, executed June 18, 2007.

10.2*	License and Collaboration Agreement by and between ZymoGenetics, Inc. and Bayer Schering Pharma A. G., executed June 18, 2007.

10.3	Amended and Restated Employment Agreement dated May 1, 2007 between ZymoGenetics, Inc and James A. Johnson.

10.4	Amended and Restated Employment Agreement dated May 1, 2007 between ZymoGenetics, Inc and Suzanne Shema.

10.5	2001 Stock Incentive Plan, Form of Stock Option Grant Notice.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted based on a request for confidential treatment from the Securities and Exchange Commission. The omitted portions of this exhibit have been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: August 1, 2007	By:	/s/ James A. Johnson
James A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)