Form 10-Q
period 2007-09-30
ZYMOGENETICS INC
filed 2007-10-31
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ________________

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

Common stock outstanding at October 26, 2007: 68,503,028 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2007

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZYMOGENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$26,280	$5,577
Short-term investments	172,261	252,831
Receivables
Related party	285	854
Trade	5,486	2,205
Interest and other	1,049	2,198
Prepaid expenses	4,310	3,725

Total current assets	209,671	267,390
Property and equipment, net	70,823	71,542
Other assets	9,019	8,072

Total assets	$289,513	$347,004

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$8,904	$7,958
Accrued liabilities	17,402	14,122
Deferred revenue	28,139	5,878

Total current liabilities	54,445	27,958
Lease obligations	67,105	67,087
Deferred revenue	15,798	11,641
Other noncurrent liabilities	5,480	4,634
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 68,376 and 67,499 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	752,966	732,914
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Accumulated deficit	(607,395)	(497,818)
Accumulated other comprehensive income	1,114	588

Total shareholders’ equity	146,685	235,684

Total liabilities and shareholders’ equity	$289,513	$347,004

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Royalties
Related party	$82	$660	$1,276	$2,081
Other	1,230	1,047	3,739	3,214
Option fees
Related party	42	1,903	125	5,667
Other	784	784	2,353	2,352
License fees and milestone payments
Related party	3,508	8	6,273	5,262
Other	2,887	1,150	4,187	2,434

Total revenues	8,533	5,552	17,953	21,010

Operating expenses
Research and development	34,542	30,296	96,354	94,621
Selling, general and administrative	13,620	8,028	33,436	24,132

Total operating expenses	48,162	38,324	129,790	118,753

Loss from operations	(39,629)	(32,772)	(111,837)	(97,743)
Other income (expense)
Investment income	2,567	3,444	8,024	10,604
Interest expense	(1,942)	(1,909)	(5,762)	(5,718)
Other, net	(9)	12	(2)	4

Net other income (expense)	616	1,547	2,260	4,890

Net loss	$(39,013)	$(31,225)	$(109,577)	$(92,853)

Basic and diluted net loss per share	$(0.57)	$(0.47)	$(1.61)	$(1.39)

Weighted-average number of shares used in computing net loss per share	68,250	67,124	68,038	66,749

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(109,577)	$(92,853)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,198	4,987
Net loss (gain) on disposition of property and equipment	2	(11)
Stock-based compensation	15,713	13,986
Net realized loss on sale of short-term investments	51	106
Net accretion of discount on short-term investments	(665)	(412)
Changes in operating assets and liabilities
Receivables	(1,563)	(735)
Prepaid expenses	(585)	814
Other assets	(846)	(192)
Accounts payable	1,442	308
Accrued liabilities	3,280	3,076
Deferred revenue	26,418	(13,196)
Lease obligations	18	309
Other noncurrent liabilities	846	192

Net cash used in operating activities	(60,268)	(83,621)

Investing activities
Purchases of property and equipment	(4,980)	(4,195)
Purchases of short-term investments	(111,932)	(177,611)
Proceeds from sale of property and equipment	3	—
Proceeds from sale and maturity of short-term investments	193,542	157,848

Net cash provided by (used in) investing activities	76,633	(23,958)

Financing activities
Proceeds from exercise of stock options	4,338	10,072

Net cash provided by financing activities	4,338	10,072

Net increase (decrease) in cash and cash equivalents	20,703	(97,507)
Cash and cash equivalents at beginning of period	5,577	122,322

Cash and cash equivalents at end of period	$26,280	$24,815

Supplemental disclosures
Noncash financing activities:
Other noncash reductions to property and equipment, net	$496	$—

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

2.	Licensing and collaborative agreements

The Company enters into various licensing and collaborative agreements that generate significant upfront fees with subsequent payments generally due upon completion of development milestones or the achievement of sales objectives. For agreements that require no continuing performance on the Company’s part, revenue is recognized when the upfront or milestone payments are contractually due and collection is probable. For agreements requiring continuing performance by the Company, the deliverables under the agreement are separated into discrete units of accounting (as described in Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables, (EITF 00-21)) that each have value to the third party. Units of accounting which do not have evidence of fair value are not accounted for separately. Where the costs to perform the Company’s obligations are estimable, revenue is then recognized for each unit of accounting based on the ratio of services provided to date compared to the total services to be provided if total service costs can be estimated. If total service costs can not be estimated, each payment is recognized as revenue over the performance period with a cumulative adjustment for performance to date being recorded in the period the payment is contractually due. Historically, upfront and milestone payments have been recognized as revenue over periods ranging up to 10 years.

Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

3.	Net loss per share

Basic and diluted net loss per share have been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded 13.0 million outstanding options to purchase common stock as such shares are antidilutive for all periods presented.

4.	Short-term investments

Short-term investments consisted of the following at September 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$45,764	$54	$(100)	$45,718
Asset-backed securities	98,225	103	(253)	98,075
U.S. government and agency securities	28,396	74	(2)	28,468

	$172,385	$231	$(355)	$172,261

Maturity date:
Less than one year	$95,667			$95,451
Due in 1-3 years	76,718			76,810

	$172,385			$172,261

The Company’s management has concluded that unrealized losses are temporary, as the duration of the decline in the value of the investments has been relatively short; the extent of the decline, both in dollars and percentage of cost is not severe; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered.

5.	Bayer Schering Pharma A.G. agreements

In June 2007, the Company entered into a license and collaboration agreement and a co-promotion agreement with Bayer Schering Pharma A.G (Bayer). The agreements provide Bayer with an exclusive license to develop and sell rThrombin outside the U.S. and Bayer will also promote rThrombin, upon approval, in the U.S. for three years. The Company will record all U.S. sales and Bayer will be entitled to commissions on U.S. sales for five years.

The Company received a $30.0 million upfront milestone payment in the third quarter that was recorded as deferred revenue, and will receive a milestone of $40.0 million upon U.S. approval of rThrombin, $20.0 million of which will be repaid to Bayer as U.S. sales bonuses under the co-promotion agreement. The Company may also receive up to $128.0 million based on regulatory filings, approvals and annual sales thresholds achieved by Bayer outside of the U.S.

The payments received during the first five years of the agreements will be recognized as revenue using a percentage-of-completion approach which is the term over which the Company anticipates it will fulfill its obligations as stipulated in the agreements. Subsequently, payments, consisting primarily from the sale of bulk drug substance to Bayer and royalties on sales made by Bayer, will be recognized as revenue when bulk drug substance is accepted by Bayer and when Bayer makes sales to unaffiliated third parties.

During the three and nine months ended September 30, 2007, the Company recognized $2.2 million of revenue, included in license fee and milestone payments for services performed under the agreement. Deferred revenue at September 30, 2007 related to the collaboration was $27.8 million.

6.	Stock compensation

A summary of the fully vested stock options currently exercisable as of September 30, 2007 is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Exercisable, September 30, 2007	7,929	$11.45	5.6	$32,251

The Company recorded the following amounts of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development expense	$3,407	$2,892	$10,299	$8,924
Selling, general and administrative expense	1,824	1,692	5,414	5,030

Total	$5,231	$4,584	$15,713	$13,954

The Company capitalized $32,000 of stock-based compensation cost to an internal software development project in the nine months ended September 30, 2006. No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized. As of September 30, 2007, there were $39.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately three years.

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected stock price volatility	50%	56%	53%	56%
Risk-free interest rate	4.36%	4.66%	4.62%	4.57%
Expected life of options	6.1 years	6.1 years	6.1 years	6.1 years
Expected dividend yield	0%	0%	0%	0%

7.	Comprehensive loss

For the three and nine months ended September 30, 2007, total comprehensive loss was $38.9 million and $109.1 million, respectively. For the three and nine months ended September 30, 2006, total comprehensive loss was $30.0 million and $92.0 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term and long-term investments. The net change in accumulated other comprehensive gain for the nine months ended September 30, 2007 was $526,000, reflecting a $501,000 increase in net unrealized gains on short-term investments due to decreasing interest rates and an increase of $25,000 in unrealized gain on long-term investments due to an increase in market value.

8.	Accounting for uncertainty in income taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.

Historically, the Company’s tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. As of September 30, 2007, there were no material unrecognized tax benefits. Due to the Company’s net operating loss carryforwards, any future adjustments to the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the valuation allowance which fully offsets all tax benefits. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is subject to U.S. federal income tax examinations for years after 2002. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

9.	Recent accounting pronouncements

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

In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company will prospectively adopt EITF 07-3 on January 1, 2008 which will impact the timing of expense recognition for payments made after December 31, 2007.

10.	Contingencies

The Company has a license agreement with a third party under which the Company is obligated to pay royalties based upon the application of an agreed-upon formula, which contains certain variables that are subject to interpretation. Through September 30, 2007, the Company has recorded approximately $229,000 in royalty expense, which it believes fully satisfied its obligation under the license agreement. In the fourth quarter of 2005, the other party claimed that the Company owes a total of $2.0 million under its interpretation of the royalty formula. The Company continues to believe that its method of calculating the amount of royalties due is valid and intends to vigorously defend its position. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and has concluded that it is not required to record a liability.

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

An important element of our strategy is that we intend to maintain all or a significant share of the commercial rights to a number of our product candidates in North American markets. As a result, we will be required to pay a significant portion of the development costs for these product candidates. A second important element of our strategy is that we are developing a broad portfolio of product candidates to give our company more opportunities to be successful. We currently have four product candidates in clinical development and expect to add additional proteins to this portfolio in the future. Thus, we are paying a significant portion of development costs for several potential products. Assuming these product candidates progress through clinical development successfully, our costs of clinical trials are expected to increase significantly.

Our most significant financial challenges to date have been to obtain adequate funding to cover the cost of product development, and to control spending and direct it toward product candidates that will create the most value for our shareholders over the long term. It can be a complex and highly subjective process to establish the appropriate balance between cash conservation and value generation. There are a number of important factors that we consider in addressing these challenges, including the following:

•	the nature, timing and magnitude of financing transactions, which would typically involve debt or the issuance of equity or equity-based securities;

•

the nature and timing of product development collaborations, which would typically provide for funding of a portion of the respective product development costs, as well as bring in near-term potential revenues in the form of upfront fees and milestone payments;

•	the breadth of product development programs, i.e., the number of potential disease indications for which a product candidate is tested in clinical trials;

•	the number of products in our development portfolio and the decision to move new product candidates into clinical development;

•	periodic assessments of the relative capital requirements, risk and value of each of our product candidates; and

•	the probability and timing of regulatory approval of drug candidates by the FDA and other regulatory agencies.

In late 2006, we began preparations for the launch of rThrombin, which we anticipate will be approved on or before our revised January 17, 2008 PDUFA date. In June 2007, we entered into a global collaboration with Bayer for development and commercialization of rThrombin. Bayer has agreed to commercialize rThrombin in countries outside the U.S. and will co-promote the product with us in the U.S. for three years. We have hired approximately 60 field personnel and additional headquarters-based personnel to support the commercial operations that are necessary for the launch of rThrombin. We are incurring launch-related marketing costs to support the selling effort. We also will be required to build significant levels of inventory to ensure we can avoid product shortages and meet the expected demand for the product. These launch related activities are requiring additional funding over and above that related to our development pipeline. We anticipate significant revenue generation from rThrombin sales; however, we cannot be certain of the rate of market penetration or when, if ever, our revenues will exceed our related costs.

We expect that it will be several years or more before we can generate enough product-related revenues for our company to reach net income or cash flow breakeven. For example, we estimate that our 2007 net loss will be within the range of approximately $140-160 million, and that we will use net cash of approximately $100-120 million not taking into account the $40.0 million we will receive from Bayer after U.S. approval. Additionally, revenues from other existing relationships help to defray our expenses, but additional funding will be required, the amount of which could be significant. We may decide to enter into additional product development collaborations, which would reduce our funding requirements. We may also generate funding through licensing of our patents.

It is likely that we will continue to look for opportunities to raise capital, either in the form of debt, equity or equity-related capital as a means of funding our company over the next several years. These opportunities may arise at any time, depending on things such as overall market conditions; dynamics in the biotechnology sector of the market; investor appetite for certain types of companies; and fundamental characteristics of our business. At other times, it may be difficult to raise capital on terms favorable to our company, if at all. Accordingly, we expect to raise capital when it is available, not when there is an immediate need. We believe this strategy is important to minimize the financial risks to our company and our shareholders.

Results of Operations

Revenues

Royalties. We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 31% of our outstanding common stock, and several other companies. Royalties decreased by $395,000 and $280,000 for the three and nine-month periods ended September 30, 2007 as compared to the corresponding periods in 2006. Insulin and glucagon royalties earned from Novo Nordisk declined to 6% and 25% of our total royalties for the three and nine-month periods ended September 30, 2007, from 39% for both of the corresponding periods in 2006. This downward trend in 2007 resulted from patent expiration for both insulin and glucagon in the remaining major markets during the second quarter of 2007. Increased royalties from sales of GEM 21S, a product of BioMimetic Therapeutics, Inc., partially offset the decrease in insulin and glucagon royalties.

Option fees. In September 2004, we signed a five-year strategic alliance agreement with Serono S.A. (now Merck Serono) under which Merck Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. The amount received upfront was deferred and is being recognized over the period in which we have continuing performance obligations. We recorded $784,000 and $2.4 million of revenue from this agreement in each of the three and nine-month periods ended September 30, 2007 and 2006. As of September 30, 2007, $6.4 million was recorded as deferred revenue, which is being recognized at a rate of $3.1 million per year.

In the three and nine-month periods ended September 30, 2006, we recognized option fee revenue of $1.9 million and $5.7 million under an Option and License Agreement with Novo Nordisk, pursuant to which we granted an option to license certain rights to proteins we discovered. This agreement expired in November 2006, and we recognized no option fee revenue from that agreement following its expiration.

License fees and milestone payments. Revenues from license fees and other up-front payments are recognized over the period which we are contractually required to provide other rights or services that represent continuing obligations. For license agreements that require no continuing performance of us, we record license fees as revenue upon execution of the agreement and the development-related milestone payments as revenue when collection is reasonably assured. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones. The increase of $5.2 million and $2.8 million in license fees and milestone payments for the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006, resulted from certain amounts earned in 2007 for which no comparable amounts were earned in 2006. Specifically, license fees were earned under the rThrombin agreement with Bayer and milestone revenue was earned for both the IL-21 and IL-31 license agreements with Novo Nordisk for the periods ended September 30, 2007. Partially offsetting these increases was a decrease related to the rFactor XIII license agreement with Novo Nordisk for which the license fee revenue recognition period ended in May 2006 and thus no comparable amount was earned for the periods in 2007.

In June 2007, we entered into license and collaboration and co-promotion agreements with Bayer. The agreements provide Bayer with the right to develop and sell rThrombin outside of the U.S. The Company received a $30.0 million upfront milestone payment and will receive an additional milestone payment of $40.0 million upon U. S. approval of rThrombin, currently anticipated on or before our January 17, 2008 PDUFA date. These milestone payments, net of the $20.0 million in aggregate sales bonus payments due to Bayer based on U.S. revenues, as well as other milestone payments receivable upon regulatory filings, approvals and cumulative sales thresholds achieved by Bayer outside of the U.S., will be recorded as deferred revenue and recognized as revenue as we fulfill our obligations under the agreements. We currently anticipate fulfilling these obligations in early 2013.

Operating expenses

Research and development. Research and development expense has been our most significant expense to date, consisting primarily of salaries and benefit expenses, costs of consumables, contracted services and stock-based compensation. Our research and development activities have generally been expanding, particularly related to our clinical-stage product candidates, rThrombin, atacicept, IL-21 and PEG-IFN-l. Research and development expense in both periods was slightly offset by cost reimbursements from Novo Nordisk and Merck Serono for work performed on various co-development programs. These trends for the periods presented are shown in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Salaries and benefits	$14,187	$12,995	$43,912	$39,004
Consumables	2,998	2,640	8,830	8,525
Facility costs	2,314	1,950	6,477	5,650
Contracted services	14,029	9,338	29,906	31,318
Depreciation and amortization	1,329	1,321	3,965	4,032
Stock-based compensation	3,407	2,892	10,299	8,924

Subtotal	38,264	31,136	103,389	97,453
Cost reimbursement from collaborators	(3,722)	(840)	(7,035)	(2,832)

Net research and development expense	$34,542	$30,296	$96,354	$94,621

Salaries and benefits, consumables and facility costs, generally track with increases in our employee base from year to year. Between September 30, 2006 and September 30, 2007, we added approximately 25 full-time equivalent employees who are involved in product development activities.

Contracted services include the cost of items such as contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Our clinical trial costs increased in the three-month period ended September 30, 2007, as compared to the corresponding period in 2006, primarily reflecting the costs incurred to prepare for the lupus nephritis clinical trial expected to begin by the end of 2007. Clinical trial costs decreased for the nine-month period ended September 30, 2007, as compared to the same period in 2006, primarily reflecting the completion of rThrombin Phase 3 clinical trials prior to our FDA submission in late 2006. Contract manufacturing costs increased for the three-month period ended September 30, 2007, as compared to the same period in 2006, reflecting the completion of a greater number of manufacturing campaigns for rThrombin bulk drug and finished product inventory in the third quarter of 2007 as we prepared for the anticipated launch of rThrombin. Contract manufacturing costs decreased for the nine-month period ended September 30, 2007, as compared to the same period in 2006, as a greater number of process validation and manufacturing campaigns for rThrombin were completed in 2006 to support the filing of a license application with the FDA in late 2006. We expect to incur significant costs related to the manufacture of rThrombin bulk drug and finished product inventory over the remainder of 2007 as we prepare for launch on or before our revised January 17, 2008 PDUFA date. Prior to FDA approval, all manufacturing related costs will be expensed as research and development.

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

The following table presents our research and development costs allocated to clinical development, pre-development and discovery research programs, together with the unallocated costs that benefit all programs for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Clinical development programs:
Hemostasis	$12,137	$10,111	$26,280	$32,417
Autoimmunity and oncology	5,670	3,659	15,878	12,275
Antiviral	1,199	1,373	4,180	4,139
Pre-development programs	3,136	1,634	7,416	4,418
Discovery research programs	2,599	2,611	8,327	8,010
Unallocated indirect costs	9,801	10,908	34,273	33,362

Total	$34,542	$30,296	$96,354	$94,621

The following summarizes the reasons for significant changes in research and development program costs for the periods presented in the table:

•

Hemostasis clinical development program costs increased for the three months ended September 30, 2007 as compared to the same period in 2006 reflecting increased manufacturing campaigns for rThrombin bulk drug and finished product inventory. The decrease in costs for the nine-month period in 2007 as compared to the same period in 2006 reflects a reduction of process validation costs for rThrombin to support the filing of a license application with the FDA in late 2006.

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs increased in the 2007 periods primarily due to increased efforts and manufacturing costs related to atacicept development in rheumatoid arthritis and lupus nephritis.

•

Antiviral clinical development program costs decreased for the three months ended September 30, 2007, as compared to the same period in 2006, reflecting lower Phase 1 clinical cost in the current period.

•	Pre-development program costs increased in the 2007 periods primarily due to a shift of discovery research programs into pre-development.

•	Discovery research programs increased for the nine months ended September 30, 2007, as compared to the same period in 2006 due to higher personnel related costs.

•

Unallocated indirect costs decreased for the three months ended September 30, 2007 as compared to the same period in 2006 reflecting lower personnel costs. The increase in costs for the nine-month period in 2007 as compared to the same period in 2006 reflects higher facility related costs.

Selling, general and administrative. Selling, general and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 70% and 39% for the three and nine-month periods ended September 30, 2007, as compared to the corresponding periods in 2006. The increases were primarily due to increased marketing activities and the hiring of employees related to the planned launch of rThrombin and increased legal costs.

Stock-based compensation. Stock-based compensation expense increased 14% and 13% for the three and nine-month periods ended September 30, 2007, as compared to the corresponding periods in 2006. The increases were primarily due to stock options awarded as a result of an increase in personnel. The following amounts of stock-based compensation expense were recorded for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development expense	$3,407	$2,892	$10,299	$8,924
Selling, general and administrative expense	1,824	1,692	5,414	5,030

Total	$5,231	$4,584	$15,713	$13,954

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: the amount of cash reserves invested, the effective interest rate, and the amount of realized gains or losses on investments held during the period. The following table shows how each of these factors affected investment income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average amount of cash reserves	$211,291	$298,749	$218,272	$321,136
Effective interest rate	1.21%	1.18%	3.70%	3.33%

Investment income before gains and losses	2,564	3,520	8,075	10,710
Net gains (losses) on sales of investments	3	(76)	(51)	(106)

Investment income, as reported	$2,567	$3,444	$8,024	$10,604

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense was relatively constant for the three and nine-month periods ended September 30, 2007 and 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had cash, cash equivalents and short-term investments of $198.5 million, which we intend to use to fund our operations and capital expenditures until we are able to generate positive cash flow. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources and revenue generated from rThrombin sales, together with anticipated proceeds from the Bayer collaboration, should provide sufficient funding into 2009. We may complete additional collaborative development transactions, which would generate both revenues and cost reductions, potentially enabling these cash resources to fund our company over a longer period of time.

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

Generally, with the exception of changes in deferred revenue, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, the $30.0 million milestone payment from Bayer has been recorded as deferred revenue and is being recognized as revenue over approximately five years beginning in July 2007. For the nine-month periods ended September 30, 2007 and 2006, we recognized $2.9 million and $9.9 million, respectively, of previously deferred revenue. The timing of additional deferred revenue transactions is expected to be irregular and, thus, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

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

Cash flows from financing activities. We received $4.3 million and $10.1 million of proceeds from the exercise of stock options for the nine-month periods ended September 30, 2007 and 2006, respectively.

We expect to incur substantial additional costs as we continue to advance and expand our product development programs. We expect these expenditures to increase over the next several years, particularly if the outcomes of clinical trials are successful and our product candidates continue to advance. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We also expect to incur substantial amounts during 2007 supporting the planned launch of rThrombin. Although we are optimistic regarding its commercial prospects and the rate of market penetration, it might be quite some time, if ever, before our rThrombin revenues exceed our expenses. If at any time our prospects for financing these various initiatives decline, we may decide to look for ways to reduce our ongoing investment. In such event, we might consider discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing product candidates or certain rights related to product candidates that we might otherwise develop and commercialize internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

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

Over the next several years we expect to seek additional funding through public or private financings, including debt or equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or equity-based securities, the percentage ownership of our existing shareholders would be reduced, and these securities could have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we could be required to delay, scale back or eliminate expenditures for some of our development programs or expansion plans, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally, with license terms that are not favorable to us.

Contractual Obligations

At September 30, 2007, we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$110,069	$7,808	$16,445	$17,617	$68,199
Operating leases	8,771	2,478	3,900	2,393	—
Development contracts	26,145	26,145	—	—	—

Total	$144,985	$36,431	$20,345	$20,010	$68,199

The building lease obligations resulted from our 2002 sale-leaseback financing transaction and run until May 2019. The remaining terms of our operating leases range from approximately two to four years and generally relate to leased office space near our corporate headquarter buildings. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. The development contracts largely reflect the manufacture of rThrombin bulk drug and finished product for eventual commercial sale.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number
10.1	First Amendment to Employment Agreement effective July 1, 2007 between ZymoGenetics, Inc. and Douglas E. Williams.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: October 30, 2007	By:	/s/ JAMES A. JOHNSON
James A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)