Form 10-K
period 2007-12-31
ZYMOGENETICS INC
filed 2008-02-29
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Yes  ☐ .  No  ☒.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐.  No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒.  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐.  No  ☒.

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2007 was: $570,304,856.

Common stock outstanding at February 22, 2008: 68,626,883 shares.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Company’s definitive Proxy Statement for the annual meeting of shareholders to be held on June 18, 2008 are incorporated by reference in Part III.

ZYMOGENETICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

PART I

Item 1.    Business

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves. All statements other than statements of historical fact, including statements regarding company and industry prospects and future results of operations, financial position and cash flows, made in this Annual Report on Form 10-K are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “potential,” “seek,” “should,” “target” and similar expressions, including negatives, to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results could differ significantly from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Factors that could cause or contribute to such differences include those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the information provided in reports that we file from time to time with the Securities and Exchange Commission or otherwise make public.

Overview

Our company is focused on the discovery, development, manufacture and commercialization of therapeutic proteins for the treatment of human diseases. Our current therapeutic focus is in the areas of hemostasis, inflammatory and autoimmune diseases, cancer and viral infections. Our first internally developed product candidate, RECOTHROM TM Thrombin, topical (Recombinant), was approved by the U.S. Food and Drug Administration (FDA) on January 17, 2008 for use as a topical hemostat to control moderate bleeding during surgical procedures and is now being marketed in the United States. Our development pipeline of novel proteins, which we are developing on our own or in collaboration with partners, continues to expand and mature.

Commercial Product

•

RECOTHROM (also referred to as rThrombin).    RECOTHROM, recombinant thrombin, is a topical hemostatic agent used for the control of moderate bleeding during surgical procedures, which was approved by the FDA on January 17, 2008. It is a recombinant version of a blood-clotting protein that is marketed in the United States in forms derived from bovine (cow) plasma or human plasma. Our product provides an effective and safe alternative to plasma-derived thrombin products. During 2007, we established commercial infrastructure, including a dedicated field force of sales people and medical scientific liaisons to support the RECOTHROM launch in the United States in 2008. We have retained all RECOTHROM rights in the United States. In June 2007, we entered into a license and collaboration agreement with Bayer Schering Pharma AG, under which Bayer Schering will develop and commercialize RECOTHROM outside of the United States. Simultaneously, we entered into a co-promotion agreement with Bayer HealthCare, under which Bayer will co-promote RECOTHROM in the United States for the first three years following the RECOTHROM launch, through March 2011.

Product Candidates in Clinical Development

•

Atacicept (formerly known as TACI-Ig).    Atacicept is a soluble receptor with potential applications for the treatment of autoimmune and inflammatory diseases and cancer. It is being developed in collaboration with Merck Serono S.A. (formerly Serono S.A.), an affiliate of Merck KGaA, Darmstadt,

Germany. In 2007, we initiated a registration program in systemic lupus erythematosus (SLE), consisting of two pivotal studies evaluating atacicept for the treatment of general SLE and lupus nephritis (LN). We began treating patients in the LN study in December 2007 and we expect to begin treating patients in the general SLE study in the first half of 2008. The studies are being conducted under Special Protocol Assessment (SPA) agreements with the FDA. We are currently enrolling patients in two Phase 2 clinical trials evaluating atacicept for the treatment of rheumatoid arthritis (RA): a Phase 2 study in RA patients with inadequate response to tumor necrosis factor (TNF) inhibitor therapy and a Phase 2 study in RA patients who have not previously received TNF inhibitor therapy. These studies were initiated in December 2006 and October 2007, respectively. In addition, we plan to initiate two Phase 2 clinical trials to evaluate atacicept for the treatment of multiple sclerosis in 2008.

•

IL-21.    Interleukin-21 (IL-21) is a cytokine with potential use in the treatment of cancer. We have retained all rights to IL-21 in North America and Novo Nordisk A/S has rights in the rest of the world. In 2006, we established a global development plan to coordinate clinical development activities for IL-21 between the two companies. However, each company’s development programs are independent, with the two companies sharing data. Novo Nordisk initiated a Phase 2 clinical trial in Australia in July 2006 and we initiated a higher dose Phase 2 clinical trial in collaboration with the National Cancer Institute of Canada in December 2007 to test IL-21 as a single agent in patients with metastatic melanoma. We are conducting a Phase 2 clinical trial to test IL-21 in combination with the tyrosine kinase inhibitor Nexavar® (a product of Bayer HealthCare AG and Onyx Pharmaceuticals, Inc.) in patients with metastatic renal cell carcinoma. Novo Nordisk is conducting a Phase 1/2 clinical trial to test IL-21 in combination with another tyrosine kinase inhibitor Sutent® (a product of Pfizer, Inc.) in patients with metastatic renal cell carcinoma. Novo Nordisk is also conducting Phase 1/2 clinical trials of IL-21 in patients with colorectal cancer and ovarian cancer. In addition, we completed enrollment in a Phase 1 clinical trial of IL-21 in combination with the monoclonal antibody Rituxan® (a product of Genentech, Inc. and Biogen Idec Inc.) in patients with advanced non-Hodgkin’s lymphoma in October 2007. In January 2008, Novo Nordisk announced that it is discontinuing its oncology research and development program and it intends to out-license its rights to IL-21. Novo Nordisk has also stated that it will continue ongoing development activities for IL-21 during discussions with potential partners.

•

PEG-IFN-l (formerly known as IL-29).    Interferon-l1 (IFN-l1) is a cytokine with potential applications for the treatment of viral infections. Our product candidate, PEG-IFN-l, is a pegylated version of the IFN-l1 protein, for which we own worldwide rights. We completed a Phase 1a study in healthy volunteers in May 2007 and initiated a Phase 1b study in patients with relapsed hepatitis C virus (HCV) infection in December 2007, with the first patient treatment occurring in February 2008.

We continue to expand our capabilities and build our infrastructure. In recent years, we have built a development organization with the skills and expertise necessary to design and implement successful clinical and regulatory strategies. During 2007, we built commercial infrastructure to support our first product launch in the United States. We leverage our resources by accessing complementary technologies, infrastructure and expertise through strategic partnerships. We have established product-related collaborations with Bayer for RECOTHROM, Merck Serono for atacicept and Novo Nordisk for IL-21. In addition, under a broad strategic alliance with Merck Serono, we collaborate to research, develop and commercialize novel protein and antibody therapeutics derived from our proprietary portfolio of genes and proteins.

Over the past few years, our approach to discovery of new product candidates has evolved. In the mid-1990’s, we developed an advanced bioinformatics platform and focused our research strategy on the discovery of novel genes and proteins within key protein families that had known members with demonstrated therapeutic potential or medically-relevant biological activity. These discovery efforts resulted in several product candidates that are currently a part of our clinical development portfolio–atacicept, IL-21 and PEG-IFN-l–and others that are still in preclinical research. Recently, we shifted our early discovery efforts to antibodies and antibody-like molecules with inhibitory activity in validated biological pathways, where the biology suggests a straightforward approach to clinical development. We continue to develop our antibody capabilities to allow the development of single molecules that can target multiple biological pathways (i.e., bispecific molecules). We believe our bispecific platform provides a means to develop more efficacious therapeutics with potentially greater specificity. Our first bispecific molecules are expected to move into clinical development in 2009.

We file detailed patent applications with respect to our discoveries covering both composition of matter and method of use claims. We have issued patents or pending applications covering all of our internal product candidates in clinical development. In total, we have more than 300 unexpired issued or allowed United States patents and over 370 United States patent applications pending.

We have been active in the area of therapeutic proteins since our incorporation in the state of Washington in 1981. For 12 years we were a wholly owned subsidiary of Novo Nordisk, one of the world’s largest producers of therapeutic proteins. We have contributed to the discovery or development of six recombinant protein products currently on the market, which had aggregate sales in 2007 of more than $3 billion. In November 2000, as part of a restructuring by Novo Nordisk, we became an independent company. In February 2002, we completed our initial public offering.

Business Strategy

Our corporate objective is to discover, develop, manufacture and commercialize novel therapeutic proteins and other protein-based products for the treatment of human diseases. To achieve this objective, we are pursuing the following key strategies:

•

Maximize value of RECOTHROM.    Our goal is to drive rapid conversion of current users of bovine plasma-derived thrombin to RECOTHROM and, ultimately, further expand the topical hemostat market. We intend to develop a diverse product line of safe hemostasis products based on RECOTHROM, leveraging our investment in the RECOTHROM development program and commercial infrastructure and building a valuable hemostasis portfolio.

•

Balance and diversify product portfolio risk.    Our goal is to develop a diversified product portfolio that includes RECOTHROM, an FDA approved recombinant protein marketed as a replacement for plasma-derived protein products, and multiple novel proteins that have potential in multiple disease indications. Our product development candidates are novel proteins that could have broad therapeutic potential in cancer, autoimmune disease, infectious disease and inflammation.

•

Establish a robust portfolio of proprietary therapeutic proteins supported by strong intellectual property.    We currently focus our internal discovery efforts exclusively on therapeutic proteins. Based on our knowledge of immunobiology, we have identified many novel proteins with potential for therapeutic application in cancer, autoimmunity and inflammation. We believe that this approach, combined with strong patent and other intellectual property protections, will result in proprietary product opportunities, providing potential market exclusivity for our product candidates.

•

Leverage our development resources through partnerships.    We have established, and may establish in the future, partnerships that will allow us to further diversify our product development risks, reduce costs, and access complementary technologies and infrastructure possessed by our partners. With this strategy we should be able to pursue more opportunities than working alone.

•

Focus on North America.    We retain all, or a significant percentage of, commercial rights to our internal product candidates in North America, and typically license commercial rights in the rest of the world. We intend to actively participate in the sales and marketing activities in North American markets, while maintaining flexibility in establishing commercial infrastructure: building our own, renting or relying on our partners’ infrastructure.

•	License non-core proteins. We intend to continue out-licensing unencumbered proteins that lie outside our core areas of interest. We use near-term cash from these transactions to help fund our internal development efforts. We believe that by out-licensing non-core proteins to licensees with extensive expertise in related areas, we maximize chances of commercial success and ultimately the long-term value that we expect to receive in the form of license fees and future milestone payments and royalties.

Commercial Product and Product Pipeline

Our current focus is the commercialization of our first product, RECOTHROM, and the development of a diversified pipeline of internal product candidates to treat a variety of serious diseases and medical conditions. We have out-licensed several product candidates outside of our core areas of interest. Our track record in the field of therapeutic proteins includes contributions to the discovery or development of six recombinant protein products currently being marketed by Novo Nordisk or other companies. The following table summarizes our commercial product and product candidates that have been internally developed or co-developed, as well as out-licensed product candidates and commercial products.

	Commercial Product/ Product Candidate	Indication or Intended Use	Stage of Development	Development Partner/ Out-Licensed Party
	RECOTHROM (also known as rThrombin)	General surgical hemostat	Marketed	Bayer (outside U.S.)

	Atacicept	Systemic lupus erythematosus Rheumatoid arthritis Multiple sclerosis Multiple myeloma Non-Hodgkin’s lymphoma Chronic lymphocytic leukemia	Phase 2/3 Phase 2 Phase 2 (Planned) Phase 1 (Completed) Phase 1 (Completed) Phase 1	Merck Serono (worldwide)

Internal Commercial Product and Product Candidates	IL-21	Metastatic melanoma Metastatic renal cell carcinoma Non-Hodgkin’s lymphoma Colorectal cancer Ovarian cancer	Phase 2 Phase 2 Phase 1 Phase 1 Phase1/2	Novo Nordisk (outside North America)(1)

	PEG-IFN-l	Hepatitis C virus infection Multiple sclerosis	Phase 1 Preclinical	None

	IL-17RC	Inflammatory diseases	Preclinical	Merck Serono (worldwide)

	IL-31 mAb	Atopic dermatitis Inflammatory diseases	Preclinical Research	Merck Serono (North America); Novo Nordisk (outside North America)(2)
	GEM-OS1™/ GEM-OS2™ (Platelet-derived Growth Factor)	Orthopedic fracture and other bone defects	Pivotal	BioMimetic Therapeutics, Inc.

Out-Licensed Product Candidates	rFactor XIII	Congenital Factor XIII deficiency Cardiac surgery Cancer treatment	Phase 1 Phase 1 Preclinical	Novo Nordisk

	FGF-18	Osteoarthritis	Phase 1	Merck Serono

	IL-20	Psoriasis	Preclinical	Novo Nordisk

	IL-22 receptor	Psoriasis	Preclinical	Merck Serono
	Novolin® (Insulin) and Insulin Analogs	Diabetes	Marketed	Novo Nordisk

	NovoSeven® (Factor VIIa)	Hemophilia	Marketed	Novo Nordisk

Out-Licensed Commercial Products	Regranex® (Platelet-derived Growth Factor)	Wound healing	Marketed	Johnson & Johnson

	GEM 21S® (Platelet-derived Growth Factor)	Periodontal defects	Marketed	BioMimetic Therapeutics, Inc.

	GlucaGen® (Glucagon)	Hypoglycemia; gastrointestinal motility inhibition	Marketed	Novo Nordisk

	Cleactor™ (tPA Analog)	Myocardial infarction	Marketed	Eisai Co., Ltd.

(1)	In January 2008, Novo Nordisk announced that it intends to out-license its rights to IL-21.
(2)	Novo Nordisk’s rights to IL-31 mAb will be terminated effective June 2008. Merck Serono will expand its rights to IL-31 mAb outside North America upon termination of Novo Nordisk’s rights.

Out-Licensed Product Candidates

        Out-Licensed Commercial Products

In the preceding table, “Research” refers to the stage in which we conduct analysis of therapeutic potential of newly discovered proteins using a variety of laboratory methods. “Preclinical” refers to the stage in which safety, pharmacology and proof of efficacy in non-human animal models of specific human disease are being evaluated. “Phase 1” refers to clinical trials designed primarily to determine safety and pharmacokinetics in healthy volunteers or limited patient population. “Phase 2” refers to clinical trials designed to evaluate preliminary efficacy, further characterize safety and optimize dosing in a limited patient population. “Phase 2/3” refers to large-scale clinical trials designed to further characterize safety and confirm efficacy in comparison to standard therapies in patient population. “Pivotal” refers to clinical trials in a broad patient population with the intention of generating statistical evidence of efficacy and safety to support product approval.

Internal Commercial Product

RECOTHROM (also referred to as rThrombin)

RECOTHROM Thrombin, topical (Recombinant) was approved by the FDA on January 17, 2008 for use as a general surgical hemostat. Thrombin is a specific blood-clotting enzyme that converts fibrinogen to fibrin, the primary protein contained in newly formed blood clots. Thrombin also promotes clot formation by activating Factor XIII, which cross-links the fibrin molecules and strengthens the newly forming clot. Plasma-derived thrombin is widely used to stop diffuse bleeding occurring during surgical procedures, when control of bleeding by standard surgical techniques, such as direct pressure, ligation, or cautery, is ineffective or impractical. Minimizing bleeding during surgical procedures is important to maintain visibility in the operating field, limit the use of transfused blood products and reduce peri- and post-operative complications. Thrombin is generally sold as a lyophilized powder stored at room temperature, which is dissolved in saline and absorbed onto a surgical sponge, embedded onto a hemostatic pad or sprayed directly for topical application to wounds. Until recently, only bovine (cow) plasma-derived thrombin, Thrombin-JMI®, from King Pharmaceuticals, Inc. was available in the United States as a stand-alone product. In August 2007, the FDA approved human plasma-derived thrombin, Evithrom®, which was developed by Omrix Biopharmaceuticals, Inc. in collaboration with Ethicon, Inc. The market for thrombin has grown rapidly since 2000, with Thrombin-JMI net sales estimated to be approximately $270 million in 2007. It has been estimated that bovine plasma-derived thrombin is used in over a million surgical procedures annually in the United States.

We believe that there are several potentially important advantages to recombinant thrombin. Some patients may experience allergic reactions to plasma-derived products. Patients could also develop antibodies to bovine plasma-derived thrombin or to bovine Factor V or other protein impurities in the bovine plasma-derived product. In some cases, these antibodies can cross-react with analogous human proteins, creating a bleeding condition that can be difficult to manage and which has been fatal in patients who develop the most severe cases. Use of bovine plasma-derived thrombin in patients with pre-existing antibodies to bovine clotting factors may cause bleeding, thrombosis or other post-operative complications, which can result in increased treatment costs. The package insert for bovine plasma-derived thrombin contains a black box warning, the most serious form of warning the FDA can require for approved products, describing these potential risks. In addition, all human plasma-derived products carry an FDA warning addressing a potential risk of transmitting infectious and other diseases, including HIV, hepatitis, parvovirus, Creutzfeldt-Jakob disease (CJD) and variant CJD. RECOTHROM, which is recombinant thrombin, is inherently free from these potential risks and its package insert does not have a black box warning or any other warnings associated with the risk of transmitting blood-borne pathogens or infectious diseases. RECOTHROM is more convenient to handle and store as compared to Evithrom. RECOTHROM is available as a lyophilized powder, co-packaged with a needle-free transfer device and a pre-filled diluent syringe, and is stored at room temperature, with a two-year shelf life. Evithrom must be stored frozen and thawed before use. Once thawed, it is stable in the refrigerator for only 30 days.

In June 2007, we entered into a license and collaboration agreement with Bayer Schering Pharma AG and a U.S. co-promotion agreement with Bayer HealthCare LLC. Under the license and collaboration agreement, Bayer Schering will develop and commercialize RECOTHROM outside the United States. In addition, the two companies may collaborate to develop new presentations of RECOTHROM or product line extensions, in which RECOTHROM is combined with other passive or active hemostatic materials. Under the co-promotion agreement, Bayer HealthCare will provide sales people and medical science liaisons through March 2011 to support RECOTHROM commercialization in the United States.

We have developed a patent-protected method that enables us to cost-effectively manufacture recombinant thrombin in a two-step process. First, recombinant human prethrombin-1 (prethrombin-1) is produced in mammalian cells. Then, using an enzyme activation step, prethrombin-1 is converted to recombinant thrombin. A commercial- scale manufacturing process has been developed in collaboration with Abbott Laboratories, our commercial manufacturer of the RECOTHROM bulk drug substance.

General Surgical Hemostat.    In September 2006, we completed a pivotal Phase 3 clinical study designed to evaluate the comparative efficacy of RECOTHROM and bovine thrombin, both administered with an absorbable gelatin sponge. The randomized, double-blind study was conducted at 34 sites in the United States and enrolled 411 patients in the same four surgical settings as those examined in our Phase 2 studies: spinal surgery, liver resection, peripheral artery bypass and arteriovenous graft construction. Both the primary and secondary endpoints of the study were met. RECOTHROM was shown to have comparable efficacy to bovine thrombin, as measured by the overall percentage of patients achieving hemostasis within 10 minutes. RECOTHROM also demonstrated a superior immunogenicity profile to bovine thrombin, based on a significantly lower incidence of post-treatment anti-product antibody development. Both treatments were well tolerated and exhibited similar adverse event profiles. The results from this study were published in the Journal of the American College of Surgeons in August 2007. Based on the pivotal Phase 3 study results, we filed a BLA in December 2006 and received FDA approval on January 17, 2008 for use of RECOTHROM as a general aid to control bleeding during surgery. RECOTHROM may be used in conjunction with an absorbable gelatin sponge.

In June 2007, we initiated an open-label Phase 3b study designed to gather additional safety and immunogenicity data with RECOTHROM in subjects who have been previously treated with bovine thrombin. The study will enroll approximately 200 subjects with a high probability of being seropositive for bovine anti-product antibodies. The results from this study are expected to be available in the second half of 2008. In 2008, as a part of our post marketing approval commitments, we will initiate a clinical study to evaluate the safety and immunogenicity of re-exposure to RECOTHROM in subjects who previously received RECOTHROM during our pivotal Phase 3 study. In addition, under the Pediatric Research Equity Act, we plan to conduct a clinical study to evaluate the safety of RECOTHROM as an aid to hemostasis in a pediatric population. We will submit a study protocol to the FDA by June 2008.

Spray Application Kit.    In August 2007, we completed an open-label, non-comparative Phase 2 clinical trial designed to evaluate safety and efficacy of RECOTHROM administered using a spray device in patients with burns or other traumatic skin injuries undergoing autologous skin grafting. In the first quarter of 2007, we were informed by the FDA that no additional clinical trials of RECOTHROM administered using a spray device would be required to gain approval of a RECOTHROM spray kit. In January 2008, after RECOTHROM approval, we submitted a Prior Approval Supplement (PAS) to the FDA to support approval of the RECOTHROM spray kit. We expect an FDA response in the second quarter of 2008.

During 2007, we continued to prepare for the RECOTHROM launch in the United States. We established a dedicated sales force consisting of six regional business directors and 48 surgical sales managers. Our co-promotion partner, Bayer HealthCare, is providing additional sales efforts and sales and marketing expertise. The Bayer sales force consists of five regional managers and 35 sales people fully dedicated to promoting RECOTHROM. With a relatively concentrated customer base for thrombin, we believe that the combined sales forces will be sufficient to target key institutions, with the goal of rapidly converting the existing thrombin market to RECOTHROM. In 2007, we also established the supply chain for RECOTHROM, from sourcing of critical raw materials and manufacturing to distribution to end customers, and built sufficient commercial inventories to meet expected market demand and provide what we believe are sufficient levels of safety stock. We shipped RECOTHROM to wholesalers and had first sales to hospitals within two weeks after FDA approval.

We own issued United States and foreign patents directed to certain recombinant human thrombin, a genetically engineered thrombin precursor termed “prethrombin-1”, methods of producing recombinant human thrombin from prethrombin-1, formulations, and methods of activation and therapeutic use of the protein.

Internal Product Candidates

Atacicept (formerly known as TACI-Ig)

TACI is a member of the tumor necrosis factor receptor family of proteins. Atacicept is a soluble form of the TACI receptor that binds to two ligands, BLyS and APRIL, that are implicated in B-cell survival, maturation and antibody production. When over-produced in transgenic animals, BLyS has been shown to lead to the development of autoimmune disease with symptoms resembling systemic lupus erythematosus (SLE) and Sjögren’s syndrome. APRIL shares many of the biological activities of BLyS, including promotion of B-cell proliferation and differentiation into antibody secreting cells. There is growing evidence suggesting APRIL’s involvement in several autoimmune diseases. Furthermore, heterotrimers, structures formed by combination of BLyS and APRIL molecules, have been observed in autoimmune diseases. The aim of treatment with atacicept is to neutralize the overactivity of these immune-stimulating ligands and their heterotrimers to prevent the inappropriate activation of B cells and thus the production of harmful autoantibodies, which are antibodies to one’s own cells or cell components.

We believe that atacicept could represent a more specific immunosuppressive agent with less off-target activities, making it more potent and less toxic than current therapies for the treatment of autoimmune diseases. Such diseases include SLE, rheumatoid arthritis (RA) and multiple sclerosis (MS). In an animal model of SLE, atacicept has been shown to specifically inhibit the development of mature B cells and the development of autoantibody production. It has also been shown to inhibit the development of proteinuria, an indicator of kidney malfunction resulting from excessive autoantibody levels, and to prolong survival of the animals. In a collagen-induced model of RA, atacicept has been shown to inhibit the incidence of disease. In an animal model of relapsing-remitting MS, atacicept has been shown to reduce the number of disease relapses. Taken collectively, these data indicate that atacicept acts by inhibiting the production of mature B cells and decreasing autoantibody levels and is associated with disease control in animal models of autoimmune diseases.

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

In August 2001, we entered into a collaborative development and marketing agreement with Serono S.A. relating to atacicept. Following the acquisition of Serono S.A. by Merck KGaA in January 2007, Serono’s rights to atacicept under this agreement have been held by Merck Serono S.A. Under this agreement, atacicept is being developed jointly by the two companies pursuant to a worldwide development plan in three autoimmune indications and one oncology indication.

Systemic Lupus Erythematosus.    Based on positive data from animal models, SLE was selected as one of the initial clinical indications for atacicept. The cause of this disease remains unknown, but there is substantial evidence suggesting that B-cell hyperactivity resulting in the secretion of autoantibodies is fundamental to its development. It is estimated that approximately 1.5-2 million people in the United States suffer from some form of lupus. The number of diagnosed cases of SLE in the United States is estimated to be approximately 350,000, with at least 30% of them involving lupus nephritis (LN), a severe form of SLE that is characterized by inflammation of the kidneys. There are believed to be approximately 477,000 treated patients with SLE in major markets, with approximately 317,000 of these in the United States. No new FDA-approved treatment for SLE has been introduced in the last 40 years. Current therapies, including immunosuppressive agents and corticosteroids, have limited efficacy and are associated with severe and debilitating toxicities. We believe that patients diagnosed with moderate to severe SLE would be candidates for treatment with atacicept. Together with our partner, Merck Serono, we completed two Phase 1b clinical trials of atacicept in SLE patients investigating the safety and tolerability of atacicept administered intravenously and subcutaneously. The results from both studies demonstrated atacicept to be well tolerated across all dose levels and schedules tested. We also observed clear biologic activity as patients showed dose-dependent reductions in several biologic markers, consistent with atacicept’s proposed mechanism of action. Although the studies were not designed to evaluate efficacy, we observed an overall positive trend in disease activity, as measured by SELENA-SLEDAI scores and complement levels, in patients treated with multiple doses of atacicept.

Together with Merck Serono, we designed a two-study program in support of an application for marketing authorization in the United States for the treatment of patients with SLE. The first study is a randomized, double-blind, placebo-controlled Phase 2/3 clinical trial of atacicept in patients with lupus nephritis (LN), which we initiated in December 2007. The study is being conducted under a Special Protocol Assessment (SPA) agreement with the FDA. The study will enroll approximately 200 patients at approximately 80 sites in North America, Europe, Israel, Latin America and Asia. The objective of the study is to evaluate the efficacy and safety of atacicept in patients with active lupus nephritis who are also receiving immunosuppressive therapy with mycophenolate mofetil and corticosteroids. The primary efficacy endpoint is the improvement in patients’ kidney function after the 52-week treatment period. The second study is a randomized, double-blind, placebo-controlled Phase 2/3 clinical trial of atacicept in patients with general SLE, which will be conducted by Merck Serono under a SPA agreement with the FDA. The study will enroll approximately 500 patients at multiple sites worldwide. The objective of the study is to evaluate the efficacy and safety of atacicept in the prevention of SLE flares in this patient population. The primary efficacy endpoint is the proportion of subjects experiencing a new flare during the 52-week treatment period. Patient enrollment in this study is expected to be initiated in the first half of 2008.

Rheumatoid Arthritis.    Rheumatoid arthritis is one of the most prevalent chronic inflammatory diseases, afflicting an estimated 1% of the population in industrialized countries, including approximately five million patients in North America, Europe and Japan. Although the underlying cause of RA is unknown, considerable data indicate a major role of B cells in this disease. RA has been an attractive therapeutic area for drug development because of its large market size and robust measures of disease activity. As a consequence, several drugs have been developed and a large number of drugs are currently being developed. Atacicept represents a novel mode of treatment that could alleviate the symptoms of RA associated with pathogenic B cells. Moreover, the apparent lack of side effects and mode of action of atacicept strengthens its potential as an add-on therapy to existing drugs. Together with our partner, Merck Serono, we completed a Phase 1b clinical trial of atacicept in RA patients who had failed other non-biologic therapies, and reported results in June 2006. The results demonstrated atacicept to be well tolerated across the full range of dose levels and schedules tested. We also observed clear biologic effects as patients showed schedule and dose dependent decreases in immunoglobulin and serum rheumatoid factor levels. Although the study was not designed to evaluate efficacy, we observed encouraging trends toward improvement of ACR and DAS 28 scores, commonly used measurements of clinical benefits.

Merck Serono is conducting a Phase 2 clinical trial of atacicept in RA patients with inadequate response to TNF inhibitor therapy, which was initiated in December 2006. This randomized, double-blind, placebo-controlled study will ultimately enroll approximately 320 patients at multiple sites in Europe, South America and the Middle East. Patients are randomized to one of three dose levels of atacicept or placebo while receiving background methotrexate therapy. The primary objectives of the study are to evaluate the efficacy and safety of atacicept administered over a 26-week period and to select the most effective dose for further studies. The primary efficacy endpoint is reduced RA disease activity at week 26, as measured by ACR 20. Patient enrollment in this study is ongoing and expected to be completed in the second half of 2008. In October 2007, Merck Serono initiated a second Phase 2 clinical trial of atacicept in RA patients who have not previously received TNF inhibitor therapy. The primary objective of this randomized, double-blind, placebo-controlled study is to assess efficacy of atacicept in comparison with the TNF inhibitor therapy Humira® (a product of Abbott Laboratories). The primary efficacy endpoint is reduced RA disease activity at week 26, as measured by ACR 20. Patient enrollment in this study, which will ultimately enroll approximately 260 patients at multiple sites worldwide, is ongoing. In addition, Merck Serono plans to initiate a Phase 2 clinical trial evaluating the safety and efficacy of atacicept in combination with Rituxan® (a product of Genentech, Inc. and Biogen Idec Inc.) in RA patients in 2008.

Multiple Sclerosis.    Multiple sclerosis is a chronic inflammatory disease that affects the central nervous system. While the annual number of new cases of MS is small, the long clinical course of the disease results in a relatively large patient population. In 2005, approximately 260,000 people were affected by this disease in the United States, with a predicted annual growth rate of 0.9% through 2010. MS is typically treated with immunotherapies, which have modest efficacy, inconvenient administration and unfavorable side effect profiles. There is a scientific and medical rationale that B-cell depletion may provide an effective mode of therapy in this disease. Together with our partner Merck Serono, we plan to initiate a two-study program in MS in 2008. The first study will be a placebo-controlled, dose-finding Phase 2 clinical trial, which will evaluate reduction in central nervous system inflammation in patients with relapsing MS. The second placebo-controlled exploratory trial will evaluate the neuroprotective effect of atacicept in patients with optic neuritis, an inflammation of the optic nerve which is an early sign of MS.

B-Cell Cancers.    B-cell cancers include B-cell chronic lymphocytic leukemia (B-CLL) and multiple myeloma. In addition, between 80% and 85% of diagnosed non-Hodgkin’s lymphoma (NHL) cases are of B-cell origin. In the United States, approximately 438,000 people are estimated to have some form of these B-cell cancers, and each year approximately 75,000 new cases and 26,000 deaths occur from these cancers. Despite the introduction of new therapies, there is still a clear need for agents that improve clinical response and survival. Our Phase 1 program in B-cell cancers has included three open-label, dose-escalation Phase 1b clinical studies in patients with relapsed or refractory multiple myeloma, NHL and B-CLL. We announced results from two Phase 1b studies in NHL and multiple myeloma in December 2006. The results from both studies demonstrated treatment with atacicept to be well tolerated. We also observed consistent biological responses and signs of disease stabilization in these heavily pretreated patients. Interim results from the dose-escalation portion of the on-going Phase 1b study in B-CLL, which were presented at the American Society of Clinical Oncology annual meeting in June 2007, are consistent with the results from our Phase 1b clinical studies in NHL and multiple myeloma. The final results from this study are expected to be available in 2008. Together with our partner Merck Serono, we plan to evaluate the future direction of the atacicept program in B-cell cancer after final results from the Phase 1b study in B-CLL are available.

We own or have exclusively in-licensed worldwide patents and patent applications for atacicept, methods of using atacicept and related technology. Our license with St. Jude’s Children’s Hospital of Memphis, Tennessee is central to our patent portfolio for atacicept. St. Jude’s owns the patents covering the TACI protein, related polypeptides, methods of production and antibodies. In addition, we have sole and joint ownership of patents and patent applications that include claims to expression vectors, transformed cells used to produce atacicept and methods of using atacicept to treat various diseases and medical conditions. We will continue to file patent applications as new inventions are made.

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

We believe that IL-21 could represent a potentially better tolerated and more efficacious immunotherapeutic agent than other cancer immunotherapies, such as interleukin-2 (IL-2) and interferon-alpha. In clinical practice, IL-2 is an effective therapy producing durable responses in approximately 6-7% of patients with metastatic melanoma and metastatic renal cell carcinoma. Accompanying this relatively low level of efficacy are significant toxicities, including vascular leak and the release of pro-inflammatory cytokines, which profoundly limit the utility of IL-2 in treating disease. These side effects can be so severe that many patients are either hospitalized or stop the therapy before completion of the treatment program. Although somewhat better tolerated, interferon-alpha therapy is associated with significant chronic toxicities limiting its administration and produces a lower overall response rate with fewer complete responses compared to IL-2.

We have retained all rights to IL-21 within North America and, pursuant to an option and license agreement, Novo Nordisk has licensed the rights to IL-21 outside North America. In August 2005, we signed a collaborative data sharing and cross-license agreement with Novo Nordisk that provided the framework for data sharing as well as development of a common product in the companies’ respective territories. Accordingly, a global development plan was established in 2006, under which the companies have coordinated clinical development activities to test IL-21 in multiple oncology indications, with our focus being on metastatic renal cell carcinoma and metastatic melanoma. At present, each company’s development programs are independent, with the two companies sharing data. In January 2007, we entered into a manufacturing agreement with Novo Nordisk, under which Novo Nordisk will supply clinical materials in quantities sufficient to support IL-21 development according to the global development plan. In January 2008, Novo Nordisk announced that it is discontinuing its oncology research and development program and it intends to out-license its rights to IL-21. Novo Nordisk has also stated that it will continue ongoing development activities for IL-21 during discussions with potential partners.

We are pursuing metastatic melanoma and metastatic renal cell carcinoma as initial indications for IL-21. There are an estimated 60,000 new cases of melanoma per year in the United States, with over 8,000 deaths per year attributed to this disease. Metastatic melanoma is essentially an incurable cancer with no established standard of care. There are an estimated 51,000 new cases of renal cell carcinoma per year in the United States, with over 13,000 deaths per year attributed to this disease. Although two tyrosine kinase inhibitors (TKIs) approved by the FDA for the treatment of advanced renal cell carcinoma, Nexavar® (a product of Bayer HealthCare AG and Onyx Pharmaceuticals, Inc.) and Sutent® (a product of Pfizer, Inc.), extend the time during which patients live without evident tumor progression, the disease remains incurable. In October 2005, the FDA granted IL-21 orphan drug status for the treatment of melanoma patients with advanced or aggressive disease.

In 2006, we completed a Phase 1 clinical trial in patients with metastatic melanoma or metastatic renal cell carcinoma and Novo Nordisk completed a Phase 1 study in patients with metastatic melanoma. The combined results from the Phase 1 studies demonstrated that IL-21 had a favorable safety profile and can be used in an outpatient setting. We also observed preliminary evidence of anti-tumor activity in both metastatic renal cell carcinoma and melanoma patients.

Metastatic Renal Cell Carcinoma.    Our development strategy for IL-21 in metastatic renal cell carcinoma is focused on a combination approach with TKIs. We have shown that IL-21 in combination with TKIs has additive anti-tumor effect in vivo in preclinical model(s). We are conducting an open-label Phase 1/2 clinical trial of IL-21 in combination with Nexavar in patients with advanced renal cell carcinoma, with the Phase 1 part of the study completed in December 2007 and the Phase 2 part initiated in January 2008. The Phase 1 part of the study established the maximum tolerated dose of IL-21 in combination with Nexavar at 30 mcg/kg. Phase 1 interim data, which were presented at the AACR-EORTC International Conference in October 2007, suggest that the combination of IL-21 with Nexavar is well tolerated, with a toxicity profile similar to known toxicities of each agent alone. The interim data have also provided preliminary evidence of anti-tumor activity of this combination in the majority of the patients treated in Phase 1. The Phase 2 part of the study, which is expected to enroll approximately 30 patients, will further evaluate the safety and anti-tumor activity of IL-21 at the maximum tolerated dose established in Phase 1. We expect to complete enrollment in the Phase 2 part of the study and have interim data available by the end of 2008. Novo Nordisk initiated an open-label Phase 1/2 study of IL-21 in combination with Sutent in patients with renal cell carcinoma in July 2007.

Metastatic Melanoma.    Based on Phase 1 results, we are continuing development of IL-21 in metastatic melanoma as a single agent. Novo Nordisk completed an open-label Phase 2 clinical trial in Australia in December 2007. That study was designed to confirm the IL-21 activity at a dose level of 30 mcg/kg. In December 2007, we initiated an open-label Phase 2 clinical trial of IL-21 in previously untreated patients with metastatic melanoma. This study is being run by the National Cancer Institute of Canada and will evaluate IL-21 at a dose of 50 mcg/kg in approximately 30 patients. This study will confirm whether or not this higher dose of IL-21 can be tolerated as an outpatient treatment. We expect to have interim data available by the end of 2008.

Other Indications.    We are exploring additional uses for IL-21 in combination with monoclonal antibodies, particularly those like Rituxan® (a product of Genentech, Inc. and Biogen Idec Inc.) that function via antibody-dependent cellular cytotoxicity, a process enhanced by IL-21. In October 2007, we completed enrollment in a two-part open-label Phase 1 clinical trial of IL-21 in combination with Rituxan in patients with relapsed low-grade B-cell lymphoma. Part 1 of the study, which included nine patients, evaluated three dose levels of IL-21 (30, 100 and 150 mcg/kg) in combination with Rituxan. A dose of 100 mcg/kg was identified as safe and well tolerated in combination with Rituxan. Part 2 of the study is evaluating the safety and anti-tumor effects of the combination of IL-21 (100 mcg/kg) and Rituxan in 12 additional patients. Interim study results from 15 subjects, which were presented at the American Society of Hematology annual meeting in December 2007, provided evidence of anti-tumor activity of this combination therapy with a good safety profile. Final data from this study are expected to be available in 2008. In addition, Novo Nordisk initiated two studies of combination therapies during 2007: a Phase 1 clinical trial of IL-21 in combination with Erbitux® (a product of ImClone Systems Inc., Bristol-Myers Squibb Co. and Merck KGaA) in patients with colorectal cancer and a Phase 1/2 clinical trial of IL-21 in combination with Doxil (a product of Ortho Biotech Products, L.P. and Schering-Plough Corp.) in patients with ovarian cancer.

We own issued patents for IL-21 polypeptides, polynucleotides and methods of using IL-21 to stimulate immune responses, particularly in tumor-bearing subjects as well as to the cell lines and methods of producing the recombinant IL-21 clinical product. We have filed patent applications for IL-21 antibodies, additional compositions, IL-21 fusion proteins and other methods of using IL-21 for the treatment of disease. We have additional patent applications relating to IL-21 directed to methods for expressing and purifying recombinant IL-21, methods of treating specific cancers and viral diseases, combination therapies using IL-21 and monoclonal antibodies, and antagonist ligands. We will continue to file patent applications as new inventions are made.

PEG-IFN-l

IFN-l1 (formerly known as IL-29) is a type III interferon that belongs to the 4-helical-bundle cytokine family. IFN-l1 is generated in response to a viral infection and exhibits broad anti-viral activity similar to type I interferons, such as interferon-alpha. However, IFN-l1 signals through a receptor that is distinct from the one for type I interferon and has a more selective expression pattern compared to the widely expressed receptor for type I interferon. The difference in the receptor tissue distribution suggests that IFN-l1 may serve as an alternative to interferon-alpha based therapy for viral infection by providing antiviral activity with potentially fewer side effects.

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

Chronic infection with HCV is a leading cause of cirrhosis, liver failure, and hepatocellular carcinoma worldwide. It is estimated that there are over 170 million people worldwide infected with hepatitis C virus. In the United States, an estimated 4.0 million people have been exposed to HCV, and approximately 3.1 million have chronic HCV infection. HCV is associated with estimated 10,000-12,000 deaths per year and is the main indication for liver transplantation in the United States. The current standard of care for chronic HCV infection involves treatment with the combination of pegylated interferon-alpha and ribavirin. Interferon-alpha based therapy has been associated with a number of significant side effects, including flu-like symptoms, anorexia, depression, hemolytic anemia and myelosuppression, which continue to be a treatment-limiting factor. With a response rate to the current standard treatment for the most common form of HCV in the United States of only 40%, there remains a need for better tolerated and more effective therapy for HCV infection.

Our product candidate, PEG-IFN-l, is a pegylated version of the IFN-l1 protein. Pegylation extends the in vivo half-life of the protein, potentially allowing for convenient dose scheduling, such as once per week. In May 2007, we completed a randomized, placebo-controlled, dose-escalation Phase 1a clinical trial in healthy volunteers, which was designed to characterize the safety, tolerability and pharmacokinetics of a single dose of PEG-IFN-l administered subcutaneously. The study enrolled 20 subjects who were randomized to four dose levels of PEG-IFN-l, ranging from 0.5 to 7.5 mcg/kg, or placebo. The results from this study demonstrated that administration of a single dose of PEG-IFN-l was associated with dose-related pharmacokinetic and pharmacodynamic effects, with evidence of biological activity, including up-regulation of interferon response markers, being observed at dose levels of 1.5 mcg/kg and above. PEG-IFN-l was well tolerated at biologically active doses, and no fever or hematologic effects, which are typically seen with interferon-alpha, were observed at all tested dose levels. Based on positive Phase 1a data, we initiated a two-part Phase 1b study to evaluate the safety and antiviral effect of repeat dosing of PEG-IFN-l in patients with relapsed HCV infection in December 2007. In Part 1 of this study, PEG-IFN-l will be administered as a single agent over a four-week period at biologically active dose levels observed in the Phase 1a study. In Part 2, PEG-IFN-l will be administered in combination with ribavirin over a four-week period at dose levels and regimens selected based on Part 1. The first patient treatment in this study occurred in February 2008. The results from Part 1 of the study are expected to be available by the end of 2008.

We own worldwide rights to IFN-l1 and our specific product candidate, PEG-IFN-l. We own issued patents for IFN-l1 polypeptides, polynucleotides, expression vectors, cells, methods of treating a hepatitis infection, and a method of producing IFN-l1. We have filed patent applications for IFN-l1 polypeptides, IFN-l1 fusion proteins, antibodies, methods of expressing and purifying IFN-l1, methods of using IFN-l1 alone and in combination with other therapeutic agents to treat various viral diseases, cancers and autoimmune disorders. We will continue to file patent applications as new inventions are made.

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

Under our strategic alliance with Merck Serono, we began collaborative research efforts on IL-17RC in 2005. In June 2007, upon designating IL-17RC as a product development candidate, Merck Serono exercised its option to obtain rights to the candidate for co-development and co-promotion in the United States, through its U.S. operation EMD Serono, and an exclusive license to the candidate outside the United States. Cell line development was completed at Merck Serono in 2007, and a manufacturing campaign is underway to produce material for toxicology studies, which will be initiated in 2008.

We have filed multiple patent applications relating to IL-17RC on a worldwide basis and will continue to file new patent applications as new inventions are made.

IL-31 mAb

IL-31 is a cytokine derived from T cells, which we discovered through our bioinformatics discovery strategy. Current in vivo and in vitro data suggest that IL-31 may affect cellular infiltration and inflammation. Analysis of IL-31 and IL-31 receptor levels in human and murine disease tissues suggests that IL-31 could play a role in atopic dermatitis (AD) and other inflammatory disorders. Transgenic animals expressing the IL-31 gene develop a severe skin phenotype that resembles human AD, resulting from a chronic scratch response to itch induced by over-expression of IL-31. Itch is a characteristic of human AD and the scratch response to itch is thought to be a major contributor to the severity of disease. Treatment of animals in a murine model of AD with a neutralizing antibody against IL-31 results in the reduction of the incidence of the scratch response. Additionally, analysis of peripheral blood T cells from human atopic dermatitis patients provides an association between IL-31 and skin-homing T cells, suggesting that cutaneous diseases, such as AD, should be considered as a leading therapeutic area for inhibition of IL-31.

Novo Nordisk licensed the rights to IL-31 outside North America pursuant to an option and license agreement. Subsequently, under our strategic alliance with Merck Serono, we entered into a co-development and co-promotion agreement for IL-31 within the United States and granted Merck Serono an exclusive license to IL-31 in Mexico and Canada. In February 2006, we entered into a collaboration agreement with Merck Serono and Novo Nordisk to jointly develop an anti-IL-31 monoclonal antibody for clinical development. Under the collaboration agreement, the antibody development work was completed in 2007, and manufacturing cell line development is underway at Merck Serono to produce material for toxicology studies and initial clinical testing.

In December 2007, Novo Nordisk notified us and Merck Serono about its decision to terminate both agreements. The license agreement will be terminated effective June 2008 and the collaboration agreement will be terminated effective March 2008. Under the terms of our co-development and co-promotion agreement, Merck Serono will expand its rights to IL-31, which cover any protein products that target IL-31, including monoclonal antibodies, outside North America upon termination of the Novo Nordisk license.

We have an issued patent to IL-31 polypeptides. We also have filed several patent applications relating to IL-31 and IL-31 antagonists on a worldwide basis and will continue to file new patent applications as new inventions are made.

Research and Development

We have developed a fully integrated therapeutic protein research and development infrastructure that draws upon a broad range of skills and technologies, including scientific computing, molecular and cellular biology, animal models of human disease, protein chemistry, antibody generation and engineering, pharmacology and toxicology, clinical development, medical and regulatory affairs, drug formulation, and protein manufacturing. We believe that this comprehensive approach gives us a competitive advantage, enabling us to effectively expand our diverse pipeline of therapeutic proteins.

Our discovery and research activities span from identifying proteins with potential therapeutic value through selecting a product candidate and testing it in animal models of human diseases. In the mid-1990’s, we developed an advanced bioinformatics platform and focused on the discovery of novel genes and proteins within key protein families that had known members with demonstrated therapeutic potential or medically-relevant biological activity. Our belief was that newly discovered proteins within these families were likely to have important biological activity and, therefore, would have potential as therapeutic products. This approach has been validated by three product candidates in our clinical development pipeline – atacicept, IL-21 and PEG-IFN-l – as well as a number of other candidates in preclinical research or out-licensed to Novo Nordisk and Merck Serono. Since 2004, our research strategy has evolved with the shift of our discovery efforts to antibodies and antibody-like molecules with inhibitory activity in validated biological pathways, where the biology suggests a straightforward approach to clinical development. We continue to develop our antibody capabilities to allow for the development of single molecules that can target multiple biological pathways (i.e., bispecific molecules). We believe our bispecific platform provides a means to develop more efficacious therapeutics with potentially greater specificity. Our first bispecific molecules are expected to move into clinical development in 2009.

To evaluate a protein’s biological function and its potential as a therapeutic candidate, we go through several stages of research activities. Potential targets begin in the exploratory phase, during which we conduct an intensive literature review and, if necessary, perform experiments to support the development of a biological hypothesis as to the target’s function. Once a biological hypothesis is developed, the target moves to the investigational phase, in which we conduct an in-depth evaluation of the competitive landscape and, if required, complete more extensive experiments to confirm the biological hypothesis and to establish a medical hypothesis. A medical hypothesis involves the identification of specific diseases or conditions, for which we believe the target might have therapeutic importance. If a target plays a detrimental role in disease, the target moves to the lead validation phase, during which we attempt to generate a monoclonal antibody to block its activity or to pair it with another target from a different pathway and to generate a bispecific molecule which blocks both activities. The resulting monoclonal antibody or bispecific molecule becomes the product candidate. Product candidates are then tested in a variety of animal models, where we try to learn which diseases or conditions show promise for treatment, test dosing regimens and examine systemic effects of the product candidate. Assuming positive results, both in terms of efficacy and toxicology, we may decide to move the product candidate into development. At this stage, a commercial hypothesis for the product candidate is developed that requires the identification of a market opportunity and a preliminary determination that it will be economically feasible to manufacture the product candidate and administer it to patients.

In recent years, we have built a development organization with the skills and expertise to design and implement clinical trials for multiple product candidates and to file license applications with the FDA and other regulatory agencies. Our in-house development resources include a clinical development group responsible for designing, conducting and analyzing clinical trials. The group includes clinical research, clinical operations, biometrics, medical writing and drug safety. Our preclinical development group provides support in the areas of bioanalytical research and development, pharmacology, toxicology, pathology and pharmacokinetics. Our regulatory affairs group develops regulatory strategies and manages communications and submissions to regulatory agencies.

For additional details for research and development activities, refer to the Operating Expenses section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview”.

Collaborative Relationships

Novo Nordisk Option and License Agreement

As part of our separation from Novo Nordisk in 2000, we granted Novo Nordisk options to license certain rights to potential therapeutic proteins pursuant to an option and license agreement, which expired in November 2006. Under this agreement, we retained exclusive rights to these proteins in North America, and Novo Nordisk could obtain exclusive rights in the rest of the world. However, Novo Nordisk maintained the option to obtain exclusive worldwide rights to any licensed protein that acts to generate, expand or prevent the death of insulin-producing beta cells, which are involved in diabetes, a core business of Novo Nordisk. Upon the exercise of an option by Novo Nordisk to license the rights outside North America to the proteins, we negotiated an exclusive license agreement to commercialize these proteins containing certain predetermined terms, including up-front payments, milestone payments and royalties.

Over the six-year term of the agreement, Novo Nordisk licensed the rights outside North America to seven proteins, of which three licenses have been subsequently terminated. Currently, licenses are in effect for IL-20, IL-21, IL-31 and one undisclosed protein. In December 2007, Novo Nordisk notified us of its decision to terminate the IL-31 license agreement. Accordingly, the agreement will be terminated effective June 2008, six months following the notification. In January 2008, Novo Nordisk announced that it is discontinuing its oncology research and development program and it intends to out-license its rights to IL-21.

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

Novo Nordisk Data Sharing and Cross-License Agreement for IL-21

In August 2005, we signed a collaborative data sharing and cross-license agreement with Novo Nordisk for the development of IL-21. Under the terms of this agreement, we and Novo Nordisk will collaborate to develop and execute a global clinical development plan for IL-21 to achieve regulatory approval of a common product in the companies’ respective territories. There are no substantive obligations under the agreement and all activities falling under the global clinical development plan are intended to be performed separately, with each company being responsible for its own costs. However, if agreed to by both companies, the development activities can be performed jointly, with the two companies sharing all costs according to a cost sharing methodology, which will be determined prior to initiation of these activities. The agreement also includes a cross-license for intellectual property that will arise in the implementation of the global clinical development plan. The agreement will expire on the later of completion of the global development plan or the expiration of the related patents. Either party can terminate the agreement at any time with six months prior notice.

In January 2007, the parties entered into a clinical manufacturing and chemistry, manufacturing, and control (CMC) development services agreement, under which Novo Nordisk will supply clinical materials, in quantities sufficient to meet requirements of the global clinical development plan, and certain services. We can terminate this agreement at any time, bearing full or partial costs of manufacturing activities planned to begin within a specified period of time. In the event the agreement is terminated due to the termination of the collaborative data sharing and cross-license agreement discussed above, Novo Nordisk will be responsible for supplying IL-21 in sufficient quantities to meet the requirements of the current global development plan for up to three years from the effective date of termination.

Merck Serono Strategic Alliance Agreement

In October 2004, we executed a strategic alliance agreement with Serono S.A. to research, develop and commercialize novel protein and antibody therapeutics derived from our proprietary gene and protein portfolio.

Following the acquisition of Serono in 2007 by Merck KGaA, Serono’s rights under this agreement have been held by Merck Serono S.A., an affiliate of Merck KGaA. The strategic alliance agreement has a five-year term, with a maximum three-year research period for each candidate that may extend beyond the five-year term on a candidate-by-candidate basis.

As part of the strategic alliance, Merck Serono receives:

•

An exclusive option, which was subordinated to the Novo Nordisk option agreement discussed above, to acquire rights to product development candidates resulting from research under the strategic alliance. The number of candidates within our core research areas to which Merck Serono may obtain rights is limited to 12, while for candidates in our non-core areas the number is unlimited.

•	Exclusive worldwide licenses to two preclinical stage candidates, FGF-18 and IL-22RA.

•

An agreement for our preclinical stage candidate IL-31 in North America that provides for co-development and co-promotion for any protein products that target IL-31, including monoclonal antibodies, within the United States through EMD Serono, the United States operation of Merck Serono, and exclusive licenses to Merck Serono in Mexico and EMD Serono in Canada.

In return, we receive:

•	A $20.0 million upfront option fee.

•	$11.25 million in license fees for FGF-18, IL-22RA and IL-31, as well as potential future milestone payments of $99.5 million and royalties based on product sales.

•	An equal share of the profit from the co-commercialization of any product within the United States.

•	Upfront fees and potential milestone payments related to development progress, regulatory submissions and approvals for every candidate exclusively licensed or co-developed by Merck Serono.

•

Royalties on product sales outside the United States for co-developed products, and on worldwide product sales for licensed products. Royalty rates for candidates in our core areas are higher than for candidates in our non-core areas. Similarly, royalty rates for protein therapeutics are higher than for antibody therapeutics.

In addition, Merck Serono purchased approximately 3.2 million shares of our common stock for a total of $50.0 million, and entered into a related lockup agreement and a standstill agreement.

During the research stage of the collaboration, the two companies will work together for five years to identify new development candidates from our proprietary portfolio of genes and proteins. Each company may at its own expense work with non-core genes, while we have exclusive rights to evaluate genes within our core research areas. Upon the generation of a medical hypothesis by either company for a candidate derived from a core or non-core gene, Merck Serono has a specified amount of time to make a decision whether or not to co-fund continued research on the candidate. If Merck Serono declines to continue, all rights to the candidate revert to us. If Merck Serono decides to collaborate, it will fund the majority of the research costs if we decide to participate, or 100% of the costs if we decline.

The research collaboration for a candidate can continue for up to three years or until the candidate reaches the point of being designated a product development candidate. At this time, Merck Serono has an option to obtain rights to the candidate. If we collaborated and co-funded research on the candidate, we can choose whether or not to co-develop and co-promote in the United States together with EMD Serono, but if Merck Serono funded 100% of the research costs, Merck Serono’s rights to the candidate will be exclusive. Merck Serono has a specified amount of time in which to exercise this option. Merck Serono licensed the rights to IL-17RC, which was designated as a product development candidate in June 2007.

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

Merck Serono Development and Marketing Agreement for Atacicept

In August 2001, we entered into a collaborative development and marketing agreement with Ares Trading S.A., a wholly owned subsidiary of Serono S.A., focused on product candidates derived from two cellular receptors, designated TACI and BCMA, that are involved in the regulation of the human immune system. Following the acquisition of Serono by Merck KGaA in 2007, Serono’s rights under this agreement have been held by Merck Serono S.A. During the term of the agreement, we will work together exclusively with Merck Serono and its United States operation EMD Serono to develop biopharmaceutical products based on the two receptors. The ongoing co-development of atacicept in autoimmune diseases and cancer is pursuant to this agreement.

We share research and development expenses worldwide with the exception of Japan, where Merck Serono covers all expenses. The research and development activities are governed by a steering committee made up of an equal number of representatives from each company. Merck Serono is responsible for manufacturing all products for both clinical trials and commercial sale. We retain the right to co-promote the sale of products with EMD Serono in North America so long as we fund our share of the research and development expenses and meet certain sales force and marketing requirements. We will share commercialization expenses and profits in North America equally with EMD Serono and Merck Serono will have exclusive rights to market and sell products in the rest of the world, for which we will be entitled to receive royalties.

Prior to regulatory approval, either company may terminate its co-development and co-funding obligations upon 180 days’ notice. If we were to terminate our co-development obligations, Merck Serono would, at its expense, take control of all research and development, and we would forego our co-promotion rights in North America. We still would be entitled to receive royalties on any product sales in North America in lieu of sharing in the profits from the sale of products and Merck Serono would continue to be obligated to make any milestone payments. If Merck Serono were to terminate its co-development obligations, all rights in any products would revert to us, and we could take control and fund all costs of the research and development, subject to negotiation of a commercially reasonable financial consideration to be paid to Merck Serono. Furthermore, Merck Serono would be obligated to manufacture product for use in clinical testing for up to one year from the termination date.

In addition, we may terminate our co-promotion rights in North America while continuing to co-fund commercialization in North America or terminate both our co-promotion rights and co-funding obligations. If we terminate our right to co-promote in North America but continue to co-fund commercialization, we would share profits in North America equally with EMD Serono although EMD Serono would control commercialization in North America. If we terminate our right to co-promote in North America and our obligation to co-fund commercialization, we would be entitled to receive royalties on any product sales in North America in lieu of sharing in the profits from the sale of products.

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

The term of the agreement began on August 30, 2001 and will continue for as long as a TACI or BCMA product is the subject of an active development project or there is an obligation to pay royalties under the agreement. The agreement provides for an initial fee and milestone payments to be paid by Merck Serono in connection with the development and approval of products, up to an aggregate of $52.5 million of which $15.5 million has been received to date.

Bayer License and Collaboration Agreement for rThrombin and U.S. Co-Promotion Agreement for RECOTHROM

In June 2007, we executed a license and collaboration agreement with Bayer Schering Pharma AG and a U.S. co-promotion agreement with Bayer HealthCare LLC. Pursuant to the license and collaboration agreement, Bayer Schering will develop and commercialize the initial presentations of rThrombin outside the United States. Pursuant to the co-promotion agreement, Bayer HealthCare will contribute sales people and medical science liaisons for the first three years following the launch of RECOTHROM in the United States. In addition, the license and collaboration agreement includes provisions through which the two companies may collaborate to develop subsequent presentations or line extensions of rThrombin, which we will commercialize within the United States and Bayer will commercialize outside the United States.

As part of these agreements, Bayer receives:

•	Development and commercialization rights to rThrombin outside the United States.

•

A tiered commission of up to 20% on RECOTHROM sales in the United States during a three-year co-promotion period. For two years following the end of the co-promotion period, a sales commission will be paid at a reduced rate, subject to an annual maximum.

•	Up to $20.0 million in sales bonus payments upon achievement of certain sales levels of RECOTHROM in the United States.

•	An option to co-develop new presentations or line extensions of rThrombin and commercialize them outside the United States.

In return, we receive:

•	A $30.0 million upfront payment.

•	A $40.0 million milestone payment upon the approval of RECOTHROM in the United States.

•	Up to $128.0 million in development and sales-based milestone payments based on Bayer Schering’s development and sales of rThrombin products outside the United States.

•	Tiered royalties based on annual sales of rThrombin products outside the United States.

Under the license and collaboration agreement, each party is free to research and develop new presentations or line extensions of rThrombin provided that it proposes the new presentation to the other party within a specified period prior to filing an IND for the new presentation. The other party may then opt to co-develop the new presentation by co-funding the past and future development cost provided that the cost of certain territory-specific activities is not shared. The co-development activities would be governed by a steering committee with equal representation from the two companies. Within the United States, we would have exclusive commercial rights to any new presentation that we co-developed with Bayer Schering or which we proposed and Bayer Schering declined to co-develop. However, we would have no rights to any new presentation proposed by Bayer

Schering that we declined to co-develop. Outside the United States, Bayer Schering would have exclusive commercial rights to any new presentation that it co-developed with us or which it proposed and we declined to co-develop, and would pay us a royalty on product sales. Under no circumstances may we commercialize a presentation of rThrombin outside the United States nor, except for the role of Bayer HealthCare under the co-promotion agreement, may Bayer Schering commercialize a presentation of rThrombin within the United States.

Other Out-licensed Product Candidates

In addition to the products we are developing internally or with co-development partners, we have out-licensed several product candidates to third parties in return for milestone payments and royalties:

•

GEM-OS1TM/GEM-OS2 TM (platelet-derived growth factor) is a combination of platelet-derived growth factor (PDGF-BB) and a synthetic bone matrix. PDGF-BB is a growth factor that stimulates the growth of a variety of cell types, including bone forming cells. We have out-licensed this protein to BioMimetic Therapeutics, Inc. for the treatment of bone defects. BioMimetic is developing GEM-OS1 for the treatment of fractures in open surgical setting and GEM-OS2 for the treatment of fractures in closed surgical setting and for prophylactic bone augmentation. BioMimetic has completed a pivotal trial in Canada and is conducting pivotal trials in the United States and Europe to evaluate GEM-OS1 for use in foot and ankle fusion procedures. Other clinical studies are also being conducted to evaluate GEM-OS2 for fracture repair.

•

rFactor XIII is a recombinant version of a protein that is involved in blood clotting, and is being developed for the treatment of bleeding disorders. Novo Nordisk acquired rights to this protein in October 2004 after we completed several Phase 1 clinical trials in healthy volunteers and in patients with congenital Factor XIII deficiency. Novo Nordisk is conducting a Phase 1 study of rFactor XIII in patients undergoing cardiac surgery.

•

Fibroblast growth factor-18 (FGF-18) is a novel member of the fibroblast growth factor family of proteins. Our preclinical data suggest that FGF-18 may be useful for healing cartilage damaged by injury or disease. We out-licensed this protein to Merck Serono in October 2004 as part of the strategic alliance. In late 2007, Merck Serono initiated a Phase 1 clinical trial of FGF-18 for the treatment of osteoarthritis.

•

IL-20 is a member of the IL-10 cytokine family. In September 2001, Novo Nordisk licensed the rights to IL-20 outside North America pursuant to the option and license agreement. In March 2004, they licensed the rights to IL-20 in North America under a separate agreement. Our preclinical data suggest that IL-20 may play an important role in the regulation of cutaneous inflammation and the pathology of psoriasis, and therefore is a potential target for the treatment of psoriasis.

•

IL-22 receptor subunit alpha (IL-22RA) is a cytokine receptor that signals both IL-20 and IL-22 activities and which is a potential target for the treatment of psoriasis. We out-licensed this protein to Merck Serono in October 2004 as part of the strategic alliance.

Currently Marketed Products

We have participated in the discovery or development of six recombinant protein products marketed by other companies.

•

Novolin® (insulin) and insulin analogs are marketed by Novo Nordisk worldwide for the treatment of diabetes. In collaboration with Novo Nordisk, we developed a process for the production of recombinant human insulin in yeast that is used by Novo Nordisk.

•

NovoSeven® (recombinant Factor VIIa), a protein involved in the generation of blood clots, marketed worldwide by Novo Nordisk for the treatment of hemophilia patients. We cloned the gene that codes for human Factor VII and developed a process for the production of activated recombinant human

Factor VII, or recombinant Factor VIIa, which led to the establishment of the manufacturing process that Novo Nordisk currently uses to produce this protein.

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

We earn royalties on sales of all these products except for NovoSeven and NovoRapid, for which we received a one-time payment to satisfy future royalty obligations. Additionally, due to recent patent expirations, we no longer receive royalties on GlucaGen or Novolin sales, except in certain minor countries. In the aggregate, from sales of these products and other technology licenses, we earned royalties of $6.3 million, $6.9 million and $7.5 million for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Manufacturing

RECOTHROM (also referred to as rThrombin).    In preparation for the RECOTHROM launch in the United States, we established a commercial supply chain, which relies on single-source vendors. We have entered into a long-term manufacturing agreement with Abbott Laboratories for commercial-scale production of recombinant thrombin (rThrombin), the bulk active drug substance in RECOTHROM. Under the agreement, Abbott manufactures rThrombin using mammalian cells, according to specifications developed and agreed upon by both companies. Abbott has committed to supply each year up to a maximum amount, which we believe is sufficient to meet our projected market demand and provide adequate safety stock. The agreement will terminate in 2018. To obtain raw material for manufacture of rThrombin bulk drug substance, we have entered into long-term supply agreements with the supplier of snake protein and the manufacturer of immobilized prothrombin activator (PTA), which is used to activate prethrombin-1, the precursor for rThrombin. We have also entered into a long-term manufacturing services agreement with Patheon, Inc. for fill and finish of rThrombin. In addition, we have entered into agreements with Anderson Packaging, Inc., a division of AmerisourceBergen Corp., as our secondary packaging vendor and Cardinal Health SPS, Inc. as our third party logistics and distribution partner. Under the terms of a license and collaboration agreement with Bayer Schering Pharma AG, we will supply vials of rThrombin for up to five years from June 18, 2007, the effective date of the agreement. Thereafter, we will supply rThrombin bulk drug substance throughout the term of the license and collaboration agreement.

Atacicept.    Merck Serono is responsible for manufacturing atacicept for both clinical trials and commercial sale under the terms of our collaborative development and marketing agreement. The product is made in mammalian cells. In 2007, Merck Serono completed development of a commercial manufacturing process for Phase 2 and Phase 3 clinical trial material. To date, Merck Serono has manufactured clinical-grade materials in quantities adequate to supply ongoing clinical trials and is expected to have adequate manufacturing capacity to provide sufficient supplies for future clinical trials and, ultimately, the commercial market. Merck Serono also manufactures certain product candidates, such as IL-17RC, as part of collaborative programs under the strategic alliance agreement.

IL-21.    Our initial clinical supply of IL-21, which is made in E. coli, was manufactured by Avecia Limited using a process we developed. In January 2007, we entered into a clinical manufacturing and chemistry, manufacturing, and control (CMC) development services agreement with Novo Nordisk. Under the terms of this agreement, Novo Nordisk is required to supply clinical materials in quantities sufficient to support IL-21 development according to a global development plan adopted by the two companies. In the event the agreement is terminated due to the termination of the collaborative data sharing and cross-license, Novo Nordisk will be responsible for supplying IL-21 in sufficient quantities to meet the requirements of the current global development plan for up to three years from the effective date of termination.

Other.    We have established internal manufacturing capabilities to supply various products for toxicology studies and clinical trials. Our pilot-scale GMP manufacturing facility gives us the capability to manufacture products using bacterial and mammalian cell production systems. In 2007, we continued production of PEG-IFN-l clinical supplies, using a high-yield internally developed E. coli process. We believe that we have produced sufficient supplies of PEG-IFN-l to support clinical development though Phase 2. We also plan to use the facility to produce our antibody and antibody-like product candidates, which are expected to move into clinical development in 2009. These product candidates will be manufactured using mammalian cell culture recombinant technology.

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

Commercialization

To commercialize RECOTHROM in the United States, we established our own dedicated commercial operations team with sales and sales operations, marketing, and supply chain and inventory management functions. While we believe that the thrombin market, with its concentrated customer base, can be addressed with a relatively small sales force and that our recombinant technology gives us a competitive advantage in the current market, we entered into a three-year co-promotion agreement with Bayer HealthCare to further facilitate rapid conversion and maximize penetration of RECOTHROM in the United States market. Our dedicated sales force, consisting of six regional business directors and 48 surgical sales managers with extensive healthcare and pharmaceutical experience, was fully deployed in October 2007. Under the co-promotion agreement, Bayer is providing 35 dedicated sales people, allocated to five regions. The combined sales force has been actively profiling the top bovine thrombin accounts as primary target for conversion to RECOTHROM, by focusing on key surgeons, clinical pharmacists, operating room nurses and Pharmacy and Therapeutics (P&T) committee members within each account.

With our other product candidates, we will continue to pursue our three-pronged strategy for development and commercialization described below.

Internal development. We intend to independently develop products for markets in North America that we believe can be successfully developed with our current infrastructure, as well as reasonable additions that can be made to our infrastructure over the next few years. To qualify for internal development, product candidates must satisfy a number of criteria. Formulation, development and manufacturing of these products must initially be feasible through the use of our own facilities or contract providers. The anticipated clinical trials must be of a reasonable size and with fairly well-defined endpoints and guidelines. Finally, the clinical indications and target markets must be accessible with reasonable sales and marketing efforts.

Co-development.    We intend to develop certain product candidates jointly with other companies. In these arrangements, we would expect to pay a share of the research and development costs, retain rights to co-promote or co-market the potential products, and share in the profits from selling the potential products. Our criteria for selecting product candidates for co-development include our level of internal expertise related to the field, manufacturing requirements, clinical trial size and complexity, target market size and investment considerations. If we determine that it is desirable to invest our capital in a development program for a product candidate, but we do not believe that we can internally meet the development requirements, we will seek a co-development partner. Atacicept meets the criteria for co-development, and we have an ongoing development and marketing collaboration with Merck Serono for this product candidate.

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

Patents and Proprietary Rights

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States. We have more than 300 unexpired issued or allowed United States patents, and over 370 pending United States patent applications. When appropriate, we also seek foreign patent protection and to date have more than 660 issued or allowed foreign patents.

Our patents and patent applications are primarily directed to therapeutic protein-based products. We commonly seek claims directed to compositions of matter for genes and proteins, methods of using and methods of making. When appropriate, we also seek claims to related technologies, such as release assays. We maintain patents and prosecute applications, worldwide, for technologies that we have outlicensed. Similarly, for development projects that are partnered, we work closely with our development partners to coordinate patent efforts, including filings, prosecution, defense and enforcement. As our development product candidates advance through research and development, we seek to diligently identify and protect new inventions, such as combinations, improvements to methods of manufacturing or purification, and methods of treatment. We also work closely with our researchers to identify and protect new inventions that could eventually add to our research and development pipeline.

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of the corresponding patent application(s), the availability of patent term extension and supplemental protection certificates, terminal disclaimers, etc. For our commercial product and each of our product candidates, we have filed or expect to file multiple patent applications and expect to obtain multiple patents. The table below provides expected dates for the first patent expiration in patent portfolios for our commercial product, RECOTHROM, and product candidates in our development pipeline. Each expiration date may be subject to patent term extension, where the length of term extension would not exceed five years under current law and depends on factors such as the amount of time taken by the FDA to review the first marketing approval application of a drug covered by the patent.

Commercial Product/ Product Candidate	First Patent Expiration Date
RECOTHROM (rThrombin)	December 2012; expected to extend until July 2015 under patent term extension
Atacicept	March 2017
IL-21	March 2020
PEG-IFN-l	September 2021
IL-17RC	June 2020
IL-31 mAb	January 2023

We require our research personnel to maintain laboratory notebooks and other research records in accordance with our policies, which are designed to strengthen and support our patent efforts. In addition to our patented intellectual property, we also develop and seek to protect unpatented technology, trade secrets and confidential information, including our genetic sequence database, bioinformatics algorithms, research, preclinical and clinical data and development strategies. Our policy is to require our employees, consultants and advisors to execute a confidentiality and proprietary information agreement before beginning their employment, consulting or advisory relationship with us. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we shall own all inventions conceived by the individual in the course of rendering services to us. These agreements, however, may not provide effective protection of our technology, confidential information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

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

Refer to “Item 1A. Risk Factors” for additional information relating to our patents and proprietary rights.

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

FDA marketing approval is only applicable in the United States. Marketing approval in foreign countries is subject to the regulations of those countries. The approval procedures vary among countries and can involve additional testing. The time required to obtain approval outside of the United States may differ from that required for FDA approval. There are centralized procedures for filings in the European Union (EU) countries, which allow submission of a single marketing authorization application to obtain approval in the approximately 25 countries of the EU. Outside of the EU, most countries generally have their own procedures and requirements, and compliance with these procedures and requirements may be expensive and time-consuming. Accordingly, there may be delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed, if approvals are ultimately received at all.

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

RECOTHROM, which was recently approved by the FDA for use as a topical hemostat in the United States, is expected to face substantial competition in the topical hemostat market. In addition to RECOTHROM, there are two stand-alone thrombin products currently available in the United States: Thrombin-JMI, a bovine plasma-derived thrombin from King Pharmaceuticals, Inc. and Evithrom, a pooled human plasma-derived thrombin, from Omrix Biopharmaceuticals, Inc. and Ethicon, Inc. Also, a number of other hemostatic agents are currently available on the market, including topical hemostats and fibrin sealants from Johnson & Johnson Wound Management, a division of Ethicon, Inc., and the BioSurgery business unit of Baxter BioScience. Furthermore, new products and technologies could be developed in the future to limit or control bleeding during surgeries.

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

Although we believe that we are well positioned to compete effectively with respect to our existing and potential competitors, our ability to compete successfully in the future will depend on many factors, including our ability to:

•

successfully maintain and expand as appropriate RECOTHROM commercial infrastructure, including the product supply and sales force, and establish commercial infrastructure for other product candidates as necessary;

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

Employees

As of December 31, 2007, we had 570 full-time employees, including 416 employees dedicated to research and development and 62 employees dedicated to sales and marketing. Each of our employees had signed confidentiality and intellectual property agreements, and no employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good. In February 2008, we reduced our existing workforce by approximately 40 employees, primarily in research and development, to reflect the evolving focus of our business.

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

Item 1A.    Risk Factors

You should carefully consider the following risk factors before you decide to invest in our Company because these risk factors may have a significant impact on our business, operating results, financial condition, and cash flows. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, operating results, financial condition, and cash flows could be materially and adversely affected.

Risks Related to Our Business

Our near-term success is highly dependent on the commercialization of RECOTHROM™ recombinant thrombin.

Prior to the launch of RECOTHROM in the United States in January 2008, we had never sold or marketed a product. Our ability to generate product sales in the foreseeable future will depend solely on the commercialization of this product. The successful commercialization of RECOTHROM will depend on many factors, including the following:

•	successfully maintaining a product supply chain to meet demand;

•	successfully maintaining a commercial infrastructure, including a sales force;

•	competition from products that are already approved or are being developed;

•	our ability to penetrate the existing thrombin market with RECOTHROM and develop line extensions;

•	acceptance by the medical community; and

•	approval in jurisdictions outside the United States.

If we are unable to successfully commercialize RECOTHROM, or if we are significantly limited in doing so, our business will be materially harmed.

We may be unable to successfully commercialize RECOTHROM in the face of substantial competition.

We may not be able to compete successfully in the marketplace and gain market acceptance of RECOTHROM. We expect RECOTHROM to face substantial competition from hemostasis products currently marketed or presently under development, including plasma-derived thrombin. In the United States, stand-alone plasma-derived thrombin products on the market include Thrombin-JMI, a bovine plasma-derived thrombin sold by King Pharmaceuticals, Inc., and Evithrom, a pooled human plasma-derived thrombin made by Omrix Biopharmaceuticals, Inc. and marketed by Ethicon, Inc., a division of Johnson & Johnson. In addition, Baxter International, Inc. is expected to soon market the Gelfoam Plus Hemostasis Kit, which is Pfizer Inc.’s Gelfoam sterile sponge co-packaged with human plasma-derived thrombin. Further, a number of companies, including Johnson & Johnson and Baxter International, Inc., currently market other hemostatic agents that may present additional competition to RECOTHROM, including passive agents such as gelatin and collagen pads, as well as fibrin sealants and tissues glues. Despite the potential advantages of RECOTHROM, we may be unsuccessful in competing against these well established companies.

Further, even if our promotional efforts are successful, many hospitals will evaluate the entire product category in which RECOTHROM falls through their respective pharmacy and therapeutic products processes, including performing comparisons between RECOTHROM and its direct competitors. The review cycle will vary between hospitals and, in any event, uptake of RECOTHROM would be delayed.

In addition, the price of bovine plasma-derived thrombin has increased significantly in recent years, effectively increasing the value of the thrombin market. However, if increased competition results in price competition, the value of the thrombin market could be reduced, which would impair our business.

In addition to direct competition, RECOTHROM will also have to compete against the promotional efforts for other products in order to be noticed by healthcare practitioners. The level of promotional effort in the pharmaceutical, biopharmaceutical and medical device markets is substantial. Market acceptance of RECOTHROM will be affected by the level of promotional effort that we are able to provide. The level and quality of our promotional efforts will depend in part on our ability to train, deploy and retain an effective sales and marketing organization, as well as our ability to secure additional financing. We cannot assure you that the level of promotional effort that we will be able to provide for RECOTHROM or the levels of additional financing we are able to secure, if any, will be sufficient to obtain market acceptance of RECOTHROM.

RECOTHROM may not achieve market acceptance or generate significant revenues.

If RECOTHROM fails to achieve market acceptance, our product sales and our ability to maintain our current levels of research, development and commercialization activities, as well as our ability to become profitable in the future, will be adversely affected. Many factors may affect the rate and level of market acceptance of RECOTHROM, including:

•	the effectiveness of our product marketing, promotion, distribution, sales and pricing strategies and programs, and those of our competitors;

•	our ability to provide acceptable evidence of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of competing products;

•	the perception of physicians and other members of the healthcare community of the product’s safety, efficacy, cost-effectiveness and convenience compared to that of alternative or competing products;

•	the level of satisfaction with the product of surgeons and the medical community;

•	clinical practice guidelines regarding topical hemostats published by professional organizations or specialty groups;

•	the size of the market for RECOTHROM and its rate of growth;

•	any publicity concerning the product or similar products;

•	new data or adverse event information relating to the product or any similar products and any resulting regulatory action;

•	regulatory constraints on, or delays in the review of, our product promotional materials and programs;

•	our ability to satisfy post-marketing safety surveillance responsibilities and safety reporting requirements;

•	the results of clinical studies completed after initial FDA approval;

•	regulatory developments relating to the development, manufacture, commercialization or use of the product;

•	the introduction, availability and acceptance of alternative or competing treatments, including lower-priced products;

•	the ability to gain formulary acceptance and favorable formulary positioning;

•	our ability to supply RECOTHROM to meet demand;

•

the continued availability of third parties to manufacture and distribute the product on acceptable terms, and the continued ability to manufacture commercial-scale quantities of the product successfully and on a timely basis; and

•	the outcome of patent, product liability or other litigation, if any, related to the product.

The approved product labeling and FDA restrictions on promotional communications may adversely affect market acceptance of RECOTHROM.

We believe that the approved product labeling for RECOTHROM will have a direct and significant impact on our marketing, promotional and sales programs for this product, and could adversely affect market acceptance of this product. The label contains warnings and contraindications that are typical for thrombin and recombinant products, as well as some that are unique to RECOTHROM. While we hope customers will prefer the inherent properties of a recombinant product to plasma-derived alternatives, the label does not state that RECOTHROM has demonstrated superior safety or efficacy to competing thrombin products. If potential purchasers or those influencing purchasing decisions, such as physicians and pharmacists, react negatively to the product because of how they perceive the approved product labeling, it may result in lower product acceptance and lower product revenues.

In addition to approving product labeling, the FDA typically reviews and provides advisory comments regarding core promotional materials for a pharmaceutical product. The FDA reviewed our core promotional materials in connection with the launch of RECOTHROM in January 2008, and we must submit all additional promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them, and in some cases could be required to provide corrective information to healthcare practitioners. We do not know whether our promotional materials or messages will allow us to effectively promote RECOTHROM with healthcare practitioners. For example, the approved product labeling states that in the pivotal clinical trial we observed a lower incidence of immunogenicity of RECOTHROM compared with that of bovine thrombin, but that there is no demonstrated correlation of this finding to clinical outcome. Accordingly, these regulatory limitations may make it difficult for us to address all potential questions and concerns regarding the product or its label, which could result in lower product acceptance and lower product sales.

A lack of familiarity with RECOTHROM and our company may adversely affect market acceptance of RECOTHROM.

We may be hampered in our promotional efforts by a lack of familiarity with RECOTHROM and our company among healthcare practitioners in the United States. Relatively few United States physicians served as clinical investigators in the clinical studies of RECOTHROM; as a result, only a limited number of United States healthcare practitioners are familiar with using RECOTHROM, even in a clinical trial setting. Furthermore, because RECOTHROM is our first product introduced commercially, there is limited, if any, awareness and goodwill associated with our company’s name. Healthcare providers may prefer products from companies with which they have long-standing relationships. Any or all of these factors may result in less market acceptance and lower sales of RECOTHROM.

If Bayer HealthCare, upon whom we rely to co-promote RECOTHROM and provide additional medical science liaisons, fails to perform, our business may be adversely affected.

In June 2007, we entered into an agreement with Bayer HealthCare LLC whereby Bayer HealthCare agreed to co-promote RECOTHROM and provide additional medical science liaisons in the United States for a limited time. Much of our success in selling RECOTHROM depends on the efforts of Bayer HealthCare. Collaboration with Bayer HealthCare in this regard involves certain risks, including, but not limited to, risks that Bayer HealthCare will:

•	not effectively co-promote RECOTHROM;

•	not provide effective medical science liaisons; or

•	not devote the resources or effort necessary to successfully co-promote RECOTHROM according to our business plan.

Any such failure may result in decreased product sales and negatively affect our reputation and that of RECOTHROM, which would harm our business.

If we or others identify unknown side effects of RECOTHROM or if known side effects become a greater concern or product manufacturing problems occur, our business would be adversely affected and could lead the FDA to withdraw marketing approval or a significant decrease in sales of RECOTHROM could occur.

If we or others identify previously unknown side effects for RECOTHROM or any products perceived to be similar to RECOTHROM, or if any already known side effect becomes a more serious or frequent concern than was previously expected on the basis of new data or other developments, or if serious product manufacturing problems occur, then in any of these circumstances:

•	sales of RECOTHROM may decrease significantly;

•	regulatory approvals for RECOTHROM may be restricted or withdrawn;

•	we may decide to, or be required to, send product warning letters or field alerts to physicians, pharmacists and hospitals;

•	reformulation of the product, additional preclinical or clinical studies, changes in labeling of the product or changes to or re-approvals of manufacturing facilities may be required;

•	our reputation in the marketplace may suffer; and

•	investigations and lawsuits, including class action suits, may be brought against us.

Any of the above occurrences would harm or prevent sales of RECOTHROM, increase our costs and expenses and impair our ability to successfully commercialize RECOTHROM.

Furthermore, now that RECOTHROM is approved in the United States, the product is being used in a wider population and in a less rigorously controlled fashion than in clinical studies of the product. It is expected that some patients exposed to RECOTHROM will become sick or die suddenly, that in some or even many of these cases there will not be sufficient information available to rule out RECOTHROM as a contributing factor or cause of sickness or mortality, and that safety reporting from physicians or from us to regulatory authorities may link RECOTHROM to death or other serious adverse effects. As a result, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of RECOTHROM is associated with death or other serious adverse effects, any of which could mean that our ability to commercialize RECOTHROM could be adversely affected and our business could be otherwise impaired.

In addition, now that RECOTHROM is approved, others are free to generate new data regarding the product, which they may publish in the scientific literature or otherwise publicize, without our control.

Distribution of RECOTHROM will be highly concentrated among a small group of wholesale drug distributors and we rely on these wholesale drug distributors for certain crucial functions.

We will distribute RECOTHROM through a small number of large wholesale drug distributors: AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, which control a significant share of the pharmaceutical market in the United States. Our ability to distribute RECOTHROM to hospital pharmacies and to recognize revenues on a timely basis will be substantially dependent on our ability to maintain commercially reasonable agreements with each of these wholesale distributors and the extent to which these distributors, over whom we have no control, comply with such agreements. The loss or bankruptcy of any of these distributors could materially and adversely affect our future results of operations, financial condition and our ability to distribute our products.

Further, we rely on our distributors to provide us with accurate and timely information regarding their inventories or complaints about RECOTHROM. If they fail to provide this information, our business may be significantly harmed.

Guidelines, recommendations and other literature published by various organizations may affect the use of RECOTHROM.

Government agencies issue regulations and guidelines potentially directly applicable to us and to RECOTHROM. In addition, professional societies, practice management groups, private health/science foundations, and organizations involved in various diseases and conditions from time to time publish guidelines, recommendations and other literature to the healthcare and patient communities. These types of publications may relate to such matters as product usage, dosage, route of administration, and use of related or competing products. These organizations have in the past made recommendations about RECOTHROM or products that compete with RECOTHROM, such as the treatment guidelines of the Society of Thoracic Surgeons. These types of publications could result in decreased use of RECOTHROM. In addition, the perception by the investment community or shareholders that any such publication could result in decreased use of RECOTHROM could adversely affect the market price of our common stock.

RECOTHROM has not been approved for sale outside of the United States, and may never receive foreign marketing approval.

In June 2007, we and Bayer Schering Pharma AG entered into a license and collaboration agreement under which Bayer Schering agreed to seek applicable government approvals for and develop and market RECOTHROM outside the United States. While the FDA granted marketing approval in January 2008, we and Bayer Schering do not know whether foreign regulatory authorities will grant marketing approval to RECOTHROM as a topical hemostat. In the United States, RECOTHROM was approved by the FDA for use as a topical hemostat on the basis of clinical studies showing non-inferiority to bovine thrombin. The European Medicines Agency (EMEA) and other regulatory authorities may require other clinical trials having a different study design, especially as bovine thrombin is not currently approved in Europe. In addition, the foreign regulatory authorities may not be satisfied with the safety and efficacy data submitted in support of the foreign applications, which could result in either non-approval or a requirement of additional clinical trials or further analysis of existing data. Furthermore, as an element of the foreign approval process, the applicable regulatory authority must be satisfied with the processes and facilities for the manufacture of RECOTHROM, which includes a physical inspection of those facilities. Any conclusion that there are shortcomings in the processes, facilities, quality control or oversight of contract manufacturers, or other quality assurance procedures related to manufacture of the drug could result in a significant delay in or failure to receive foreign approval. Lack of or limited marketing approval in a particular country could prevent or limit Bayer Schering from selling RECOTHROM in that country, which could significantly harm our business.

We will be dependent on the efforts of Bayer Schering to market and promote RECOTHROM in countries outside the United States where RECOTHROM may receive approval, and we may otherwise be limited due to our relationship with Bayer.

Under our license and collaboration agreement with Bayer Schering, we will be dependent solely on Bayer Schering to promote and market RECOTHROM in countries outside the United States where RECOTHROM is approved. In exchange, we will receive milestone payments and royalties on sales of RECOTHROM.

We have limited ability to direct Bayer Schering in its promotion of RECOTHROM in foreign countries. Bayer Schering may not have sufficient experience to promote topical hemostat products in foreign countries and may fail to devote appropriate resources to this task. No form of thrombin is currently sold in Europe and, therefore, Bayer Schering will have to create a new market for RECOTHROM, an endeavor in which it may fail. If Bayer Schering fails to effectively promote RECOTHROM in foreign countries, we may be unable to obtain any remedy against Bayer Schering. If this were to happen, sales of RECOTHROM in any foreign countries where RECOTHROM is approved may be harmed, which would negatively impact our business.

Further, pursuant to the license and collaboration agreement, we granted to Bayer Schering certain license rights to RECOTHROM line extensions, if any. We retained the right to co-develop RECOTHROM line extensions and the exclusive right to commercialize them in the United States, however, Bayer Schering has the ability to license the full rights to these line extensions outside the United States, and even if it does not elect to do so, we will not be permitted to commercialize any RECOTHROM line extensions outside of the United States.

Overall, our agreement with Bayer Schering may:

•	limit the financial benefits we may derive from RECOTHROM line extensions, if any, by precluding us from markets in countries outside the United States;

•

limit the financial benefits we may derive from RECOTHROM line extensions, if any, by allowing Bayer Schering to license them in exchange for predetermined payments and royalties and with predetermined cost-sharing arrangements, which payments and royalty rates may be less than, and which cost-sharing arrangements may be less favorable to us than, terms we might otherwise obtain in collaborative or licensing arrangements with other parties;

•	result in a delay in developing one or more RECOTHROM line extensions due to Bayer Schering’s internal procedures or development strategies; and

•

prevent us from collaborating with or licensing a line extension candidate to another company that, by virtue of its particular skills and capabilities, may be a more desirable collaborator or licensing partner for that particular line extension candidate than Bayer Schering.

We have limited composition of matter patent protection for RECOTHROM.

While we hold patents to the manufacture of RECOTHROM, we have limited composition of matter patent protection to a recombinant precursor to RECOTHROM. Accordingly, we may not be able to prevent other parties from developing alternate methods of manufacturing RECOTHROM or from selling RECOTHROM. If a third party developed an alternate method of manufacturing RECOTHROM and sold it, it would impair our business.

Certain third parties hold patents relating to thrombin.

We are aware of certain United States and European patents and patent applications held by third parties relating to thrombin and to methods of manufacture of thrombin. Our analyses of these patents lead us to conclude that we will not infringe these patents and that many of the claims of these patents are invalid or unenforceable; however, the patent holders, courts or other governmental or legal entities may conclude that our products and/or actions in developing or selling products do infringe such patents. We may seek licenses to such patents if, in our judgment, such licenses are needed. If any licenses are required, we may not be able to obtain any such licenses on commercially favorable terms, if at all. If these licenses are not obtained, we might be prevented from using certain of our technologies for the generation of our products. Our failure to obtain a license to any technology that we may require may severely harm our business. If we desire a license and are unable to obtain a license on commercially reasonable terms or at all, we may be restricted in our ability to make, import and sell RECOTHROM using third-party patented technology.

We rely on third parties to supply RECOTHROM and our other product candidates, therefore, we may not be able to effectively control production or obtain adequate supplies, which could cause delays in product manufacturing, subject us to product shortages or reduce product sales.

The manufacture and delivery of sufficient quantities of pharmaceutical products and devices is a time-consuming and complex process. Except for limited capabilities to produce protein product candidates for clinical trials, we currently have no internal manufacturing capabilities. In order to successfully commercialize our products, including RECOTHROM, and continue to develop our product candidates, including line extensions for RECOTHROM, atacicept and IL-21, we need to contract or otherwise arrange for the necessary manufacturing. For example, we have entered into an agreement with Abbott Laboratories for commercial-scale production of RECOTHROM bulk drug substance and an agreement with Patheon Italia S.p.A., Inc. for fill and finish of the dosage form of RECOTHROM. We have also entered into agreements with several suppliers of critical raw materials, manufacturing process intermediates and components for RECOTHROM. For our atacicept product candidate, we rely on our collaborative partner Merck Serono to manufacture supplies for clinical trials and, if approved, commercial sales. For our IL-21 product candidate, Novo Nordisk will manufacture supplies for use in clinical trials.

Reliance on third-party manufacturers and other vendors limits our control regarding many aspects of the manufacturing and delivery processes and therefore exposes us to a variety of significant risks relating to:

•	our ability to commercialize our products or conduct clinical trials (including, for example, due to contractual provisions allocating supplies in the event of a shortage);

•	reliance on third parties for legal and regulatory compliance and quality assurance;

•	third-party refusals to supply on a long-term basis;

•	third-party insistence on minimum and/or maximum levels of supply and related restrictions on our ability to increase or decrease supply;

•	breach of agreements by third-parties; and

•	termination or non-renewal of agreements by third-parties, based on other business priorities, at times that are costly or inconvenient for us.

Furthermore, the manufacturing facilities of our contract manufacturers will be periodically inspected by the FDA. A manufacturer’s failure to satisfy regulatory requirements may result in withdrawal of FDA approval for that facility, including those used in the production of RECOTHROM. In complying with FDA regulations, we and our contract manufacturers will be obligated to expend time, money and effort in production, record keeping and quality assurance to assure that our products meet applicable specifications and other requirements.

If any of these risks occur, our product supply could be interrupted resulting in lost or delayed revenues or delayed clinical trials or production costs could be significantly increased.

In addition, if, for any reason, we are required to engage an additional or replacement manufacturer or other vendor, the investment of funds and management time could be significant. The cost and time to establish these new manufacturing facilities would be substantial. As a result, using a new manufacturer or other vendor could disrupt our ability to market our products, subject us to product shortages, reduce product sales, and/or reduce our profit margins. Further, any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including spray applicators for delivery of RECOTHROM, could also harm our reputation in the medical community.

Overall, while we believe that business relations between us and our manufacturers and other supply chain vendors are generally good, we cannot predict whether any of the manufacturers and other vendors that we may use will continue to meet our requirements for quality, quantity or timeliness for the manufacture of RECOTHROM, its intermediates or components or for our other product candidates. Therefore, our dependence on third parties for the manufacture and delivery of products may adversely affect our business, including our ability to develop and deliver products in a timely and profitable manner.

There are limited numbers of potential manufacturers and other vendors on whom we could rely to supply RECOTHROM and our other product candidates.

There are a limited number of manufacturers and other vendors that operate under the FDA’s cGMP regulations capable of manufacturing for us, and we have not established backup manufacturers and suppliers for RECOTHROM or any of our product candidates. Accordingly, if we are not able to maintain third-party manufacturing on commercially reasonable terms, or if we lose a significant supplier used for RECOTHROM, its line extensions, if any, or for our other product candidates, we may not be able to market our products, meet certain contractual supply obligations or complete development of our product candidates on a timely basis, if at all. For example, under our agreements with Bayer, we are required to provide Bayer with RECOTHROM and may be in violation of the agreement if we cannot make the required deliveries.

In addition, some of the inventions and patents licensed to us were initially developed at universities or other not-for-profit institutions with funding support from an agency of the United States government. In accordance with federal law, our licensees or we may be required to manufacture in the United States products covered by those patents, unless we can obtain a waiver from the government on the basis that such domestic manufacture is not commercially feasible. We have not attempted to secure any such waivers from the government, and do not know if they would be sought or available if sought. If we are not able to obtain such waivers, if requested, on a timely basis, we might be forced to seek manufacturing arrangements at higher prices, or on otherwise less favorable terms, than might be available to us in the absence of this domestic manufacturing requirement.

Failure to effectively manage the RECOTHROM supply chain could result in inventory shortages or other supply interruptions.

Our supply chain for RECOTHROM, its intermediates and components, is particularly complex and involves a number of third parties in several countries. In addition, our contract manufacturers and other vendors have not produced RECOTHROM, its intermediates or components, for commercial use for a sustained period of time. As such, unforeseeable risks may be encountered as we, together with our manufacturers and other vendors, continue to develop familiarity and experience with regard to manufacturing RECOTHROM, its intermediates and components. Failure to adequately manage our supply chain could result in inventory shortages or other supply interruptions that could negatively impact RECOTHROM sales and, consequently, negatively impact product revenue.

As we progress from a primarily research and development company to a company increasingly involved in commercialization of products, we may encounter difficulties in managing our growth and expanding our operations.

As we begin to commercialize RECOTHROM and continue to advance product candidates through clinical trials and on to commercialization, we will need to expand our development and commercial operations capabilities. If we are not able to provide these capabilities internally, we will need to rely on collaborative partners or other third parties to provide these services for us. Expanded operations will add significant complexity to our business and responsibilities to certain members of our management and key personnel. We will need to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully provide the required infrastructure, either internally or through third parties, and successfully manage an increasing number of relationships, we will have difficulty growing our business.

We have rapidly expanded our field force operations, including sales personnel and medical science liaisons, and any difficulties managing these functions or the related growth could disrupt our operations.

During 2007, in anticipation of the commercial launch of RECOTHROM in the United States, we rapidly expanded and developed our field force operations, including sales personnel and medical science liaisons, which included, for the first time, hiring employees based outside of our Washington State headquarters. We increased expenditures in these areas, hiring additional employees and expanding the scope of our operations. Since we did not have any products approved for sale prior to January 2008, our field force operations, and our ability to manage them, have been generally untested. Accordingly, if we are unable to effectively manage our newly expanded field force operations, or if our related capabilities prove to be inadequate, we may not be able to effectively implement our business plan.

We have limited experience in developing or commercializing products and may not be successful in commercializing RECOTHROM or developing or commercializing any other products.

We have limited experience developing or commercializing products on our own. We may not succeed in commercializing RECOTHROM. Our other product candidates, which we are developing on our own or in collaboration with partners, have not yet completed clinical testing.

In addition, our contributions to the discovery or development of certain therapeutic proteins currently on the market do not imply that we will be able to successfully develop and market products alone. Our work relating to these marketed products generally did not include clinical trials or manufacturing, and we did not participate in marketing or other late-stage development or commercialization activities.

If we are unable to successfully commercialize RECOTHROM, or if we are significantly limited in doing so, our business will be materially harmed.

We may be unable to satisfy the rigorous government regulations relating to the development and marketing approval of our other product candidates.

The successful commercialization of atacicept, IL-21, PEG-IFN lambda or any of our other product candidates will depend on obtaining marketing approval from the applicable regulatory authorities in each market in which we or our collaborators or our licensees intend to market the product candidates. Any failure to receive the marketing approvals necessary to commercialize atacicept or any of our other product candidates could severely harm our business. Our product candidates are subject to extensive and rigorous government regulation.

The FDA regulates, among other things, the collection, testing, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. Except for RECOTHROM in the United States, none of our product candidates has been approved for sale in any country, and our experience in filing and pursuing applications necessary to gain regulatory approvals is limited.

The regulatory review and approval process of governmental authorities, which includes nonclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. For example, securing FDA approval requires the submission of extensive nonclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and effectiveness, including significant information regarding the chemistry, manufacturing and controls or the product. The approval process typically takes many years to complete and may involve ongoing requirements for post-marketing clinical studies. In addition, we may not achieve governmental approval, including that of the FDA, of a product candidate even if we have met our internal safety and efficacy criteria and completed clinical trials. Also, any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. Government regulation may result in:

•	prohibitions or significant delays in the marketing of potential products;

•	recalls and discontinuation of the marketing of potential products; and

•	limitations of the indicated uses for which potential products may be marketed.

If we fail to comply with the laws and regulations pertaining to our business, we may be subject to sanctions, including the temporary or permanent suspension of operations, product recalls, marketing restrictions and civil and criminal penalties. In addition, some of our product candidates may be approved for use in combination with other products that are not our own. Failure by any of these products to comply with the laws and regulations pertaining to their business, resulting in potential product restrictions or recalls, may materially harm our ability to successfully commercialize and generate revenues from our products used in combination regimens.

Clinical trials may fail to demonstrate the safety and effectiveness of our product candidates, which could prevent or significantly delay their regulatory approval.

Clinical trials involving atacicept, IL-21, PEG-IFN lambda or any of our other product candidates may reveal that those candidates are ineffective, have unacceptable toxicity or safety profiles or have other unacceptable side effects. In addition, data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Likewise, the results of preliminary studies do not predict clinical success, and larger and later-stage clinical trials may not produce the same results as earlier-stage trials. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts for these product candidates.

For example, while we have entered into a SPA with the FDA for atacicept that sets forth an agreement on key design issues of the pivotal clinical studies, this does not guarantee regulatory approval. For example, we may not receive approval as a result of technical failure of the clinical studies such as inadequate data to support the agreed upon endpoint. In addition, the FDA may change the agreement set forth in the SPA if the FDA reviewing division determines that a substantial scientific issue essential to determining the safety and efficacy of atacicept is identified after the pivotal testing began. If the FDA changed the agreement set forth in a SPA for atacicept it might delay the approval of atacicept or prevent it all together, which would impair our business.

We may be subject to product liability claims, which our limited product liability insurance may not adequately cover.

The manufacture and sale of therapeutic products involve an inherent risk of product liability claims and associated adverse publicity, even if the claims relate to use of the product in a manner inconsistent with label instructions. In addition, RECOTHROM will be used on patients undergoing surgery, where there are significant risks to patients. We currently have only limited product liability insurance. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may not be available on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to continue to develop or commercialize RECOTHROM or any other product candidates. Any product liability claims, whether or not ultimately successful, could have a material negative effect on our stock price, the market acceptance and sales of RECOTHROM and our financial condition and results.

Our use of collaborations to leverage our capabilities may not be successful.

As part of our business strategy, we have entered into collaboration arrangements with strategic partners to co-develop and co-commercialize products and product candidates and will continue to evaluate similar opportunities. For our collaboration efforts to be successful, we must identify partners whose competencies and priorities complement ours. We must also successfully enter into collaboration agreements with them on terms attractive to us and integrate and coordinate their resources and capabilities with our own on a continuing basis. We may be unsuccessful in entering into collaboration agreements with acceptable partners or negotiating favorable terms in these agreements or maintaining such relationships so as to reap benefits from them over time. Also, we may be unsuccessful in integrating the resources, capabilities or priorities of these collaborators on a continuing basis. In addition, our collaborators may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market product candidates could be severely limited.

We may not be able to generate any revenue from product candidates developed by collaborators or licensees if they do not successfully develop those candidates.

We may be unable to derive any value from product candidates developed by collaborators or licensees, including Novo Nordisk, Merck Serono and Bayer Schering. Our ability to generate revenues from existing or future collaborations and license arrangements is subject to numerous risks, including:

•	the possibility that our collaborators or licensees lack sufficient financial, technical or other capabilities to develop these product candidates;

•

the possibility that our collaborators or licensees choose to scale back or discontinue their development activities due to changes in their strategies, restructuring, mergers or acquisitions (for example, Novo Nordisk has terminated its license to PEG-IFN lambda that it was granted pursuant to the option and license agreement);

•	the length of time that it takes for our collaborators or licensees to solve technical problems or achieve various clinical development and regulatory approval milestones;

•	the inability of collaborators or licensees to successfully address any regulatory or technical challenges they may encounter; and

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

In 2004, we entered into a strategic alliance agreement with Serono S.A., which was subsequently acquired by Merck KGaA and became Merck Serono S.A., an affiliate of Merck KGaA. Pursuant to this agreement, we granted options to license certain rights to proteins in our research pipeline. Although we retained the rights to co-develop and co-commercialize the licensed proteins in the United States, Merck Serono has at least half interest in the United States rights and full rights to these proteins outside the United States. Merck Serono has licenses to four proteins as part of the strategic alliance, for two of which we elected to pursue co-development, and it may license other proteins in the future pursuant to this agreement.

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

•	result in a delay in developing one or more product candidates due to Merck Serono’s internal procedures or development strategies;

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

If we decide to build or acquire our own commercial manufacturing capacity, the process will be expensive, lengthy and would require compliance with extensive manufacturing regulations, which could not be assured.

Therapeutic proteins are often more difficult and expensive to manufacture than other classes of drugs, and their manufacture requires specialized facilities. We completed construction in 2004 of an expanded research and development facility that includes dedicated pilot-scale GMP manufacturing suites for the production of therapeutic proteins for use in nonclinical and clinical testing. In 2006, we produced our first GMP materials in this facility. These initial manufacturing suites will not provide us with the capability to produce drug materials for commercial sale. Although we are operating our pilot-scale manufacturing suites in accordance with cGMP regulations, this facility has never been inspected by regulatory authorities. If we decide to develop our own commercial manufacturing capability, we would need to acquire larger manufacturing facilities, which are very expensive and require extended periods of time to build and validate. Also, we would be required to adhere to rigorous cGMP regulations in this facility. If any of our future facilities or quality systems could not pass pre-approval facilities inspection, the FDA marketing approval of our product candidates may not be granted; similarly, if we fail subsequent periodic facilities inspections, FDA marketing approval could be withdrawn. In building additional facilities and complying with these regulations and any applicable foreign regulatory requirements, we would be obligated to expend time, money and effort in production, record keeping and quality assurance to assure that our potential products meet applicable specifications and other requirements. Any failure to comply with these requirements may subject us to regulatory sanctions and delay or interrupt our development and commercialization efforts.

Because we will depend on third parties to conduct certain laboratory tests and clinical trials, we may encounter delays in or lose some control over our efforts to develop product candidates.

We commonly rely on third parties to conduct laboratory tests and clinical trials for us, especially to the extent clinical trials include sites outside the United States. If we are unable to obtain these services on acceptable terms, we may not be able to complete our product development efforts in a timely manner. Also, because we will rely on third parties to some extent for laboratory tests and clinical trials, we may lose some control over these activities or be unable to manage them appropriately, or may become too dependent on these parties. These third parties may not complete the tests or trials on schedule or when we request, and the tests or trials may be methodologically flawed, may not comply with applicable laws or be otherwise defective. Any delays or difficulties associated with third-party laboratory tests or clinical trials may delay the development of our product candidates.

We have shifted our discovery efforts to therapeutic antibodies with which we have limited experience and face competition.

We have shifted our discovery efforts to focus on developing therapeutic antibodies. We have limited experience developing antibodies and may not be successful in these efforts. In addition, there is a great deal of competition in the field of antibody products. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including Genentech, Inc., Amgen Inc. and Human Genome Sciences, Inc., are pursuing the development or marketing of pharmaceuticals that address the same diseases that we are pursuing, and it is possible that the number of companies seeking to develop products and therapies for these diseases will increase.

We may be unable to commercialize antibody products.

We have shifted our research and discovery efforts toward developing therapeutic antibodies. We may not be successful in obtaining adequate, if any, patent coverage for our discoveries and therapeutic antibody products. In addition, there is a great deal of competition in the field of antibody products and third parties may own key technology patents or dominating patents that may prevent us from developing, manufacturing or commercializing therapeutic antibodies. For example, we are aware of broad patents owned by others relating to the discovery, development, manufacture, use and sale of recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, and recombinant human single chain antibodies and other technologies. Many of our product candidates may use or include such technologies. However, we may not be able to obtain necessary rights to key technologies needed for the discovery, development, production or commercialization of therapeutic antibodies through licensing agreements on terms attractive to us, if at all. If these licenses are not obtained, we might be prevented from using certain of our technologies for the generation and development of our new discoveries. If we are unsuccessful in our efforts to obtain needed licenses, our ability to develop and commercialize product candidates derived from these new discoveries could be severely limited. Any patent infringement or other legal claims that might be brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages.

If our research and development programs fail to result in additional product candidates, our potential to generate revenue will be substantially limited.

Our product candidates being developed in our research and development programs are at a relatively early stages and will require significant research, development, preclinical and clinical testing, manufacturing scale-up activities, regulatory approval and/or commitments of significant resources before commercialization. We cannot predict whether our efforts will lead to the discovery and development of any additional product candidates that could generate revenues for us.

The failure to attract or retain key management or other personnel could decrease our ability to discover, develop and commercialize potential products.

We depend on our senior executive officers as well as key scientific, management and other personnel. Only a small number of our key personnel are bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Further, we have not purchased key-person life insurance policies for any of our executive officers or key personnel. Competition for scientists and other qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate the additional highly skilled employees required for the expansion of our activities, could hinder our ability to discover, develop and commercialize potential products.

We may expand our business through the acquisition of companies or businesses or in-licensing product candidates that could disrupt our business and harm our financial condition.

We may in the future seek to expand our products and capabilities by acquiring one or more companies or businesses or in-licensing one or more product candidates. Acquisitions and in-licenses involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	diverting our management’s attention away from other business concerns;

•	entering markets in which we have limited or no direct experience; and

•	potential loss of our key employees or key employees of the acquired companies or businesses.

Historically, we have not expanded our business through acquisition or in-licensing and, therefore, our experience in making acquisitions and in-licensing is limited. We cannot assure you that any acquisition or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions and in-licenses. We cannot assure you that we would be able to make the combination of our business with that of acquired businesses or companies or in-licensed product candidates work or be successful. Furthermore, the development or expansion of our business or any acquired business or company or in-licensed product candidate may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, which could dilute our current shareholders’ ownership interest, or securities convertible into our capital stock, which could dilute current shareholders’ ownership interest upon conversion.

Our patents and patent applications may not result in meaningful protection against competitors, provide us with any competitive advantage, or provide adequate protection or rights for new discoveries, and our competitors may commercialize the discoveries we patent or attempt to patent.

We own or hold exclusive rights to many issued United States and foreign patents and pending patent applications related to the development and commercialization of our products and product candidates. These patents and applications cover composition-of-matter for genes, proteins, and antibodies, medical indications, methods of use, methods of making, formulations, technologies and other inventions related to therapeutic proteins and antibodies. Our success will depend in part on our ability to obtain and maintain patent protection for our products and product candidates in the United States and other countries, and our ability to obtain patents to future discoveries.

Although we diligently seek to identify and protect our important discoveries and inventions, we may fail to file timely patent applications. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Our pending and future patent applications covering products and product candidates may not meet the statutory requirements for patentability, meaning that our applications may not result in the issuance of any patents, and, if issued as patents, such patents may not be enforceable against a competitor. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions.

Our patents may not provide us with any competitive advantage. Although we have a number of issued patents, the discoveries or technologies covered by these patents may not have any value. These issued patents may not provide commercially meaningful protection against competitors, nor may they provide all rights necessary to commercialize our products or product candidates. In addition, we may not be able to or allowed to obtain patent term extension or restoration on patents covering our products in a manner that would provide commercially meaningful protection against competitors.

While we have a number of issued patents, the discoveries or technologies covered by these patents may not have any therapeutic or commercial value. Also, our patents may not provide commercially meaningful protection against competitors. Other parties may have a dominating patent position covering a composition of matter, or discover alternative uses, for our products or product candidates, and these other uses may be separately patentable. In addition, other parties may be able to design around our issued patents or independently develop products having effects similar or identical to our patented product candidates. The business model of some companies is to “design around” patented marketed protein-based products by altering the amino acid sequence of the marketed product, thereby avoiding the patent, but maintaining functional equivalence. Similarly, it may be easier to develop equivalent versions of monoclonal antibodies and soluble receptors than to develop equivalent versions of the proteins with which they interact because there is often more than one antibody or receptor that can have the same therapeutic effect. Consequently, any existing or future patents we have that cover monoclonal antibodies or soluble receptors may not provide any meaningful protection against competitors. In addition, other parties may discover uses for genes or proteins that are different from the uses described in our patents, and these other uses may be separately patentable. If another party holds a patent on the use of a gene or protein, then even if we hold the patent covering the composition of matter of the gene or protein itself, that party might prevent us from promoting and selling any product directed to such use. Also, other parties may have patents covering the composition of matter of genes or proteins for which we have patents covering only methods of use or methods of manufacture. Furthermore, our patents on recombinant proteins or their precursors or methods of manufacturing such proteins, such as our patents covering the precursor to RECOTHROM and its method of manufacture, may not prevent competitors from developing other precursors or methods of manufacturing these proteins.

Third parties may challenge the validity or enforceability of our patents.

The issuance of a patent is not conclusive as to its scope, validity or enforceability. Third parties may initiate other proceedings to limit the scope, validity or enforceability of our patents, including but not limited to inter-partes re-examination proceedings in the United States Patent and Trademark Office, opposition proceedings in patent authorities outside of the United States, or in the event a third party independently develops intellectual property similar to ours, interference proceedings in the United States Patent and Trademark Office to determine priority of discovery or invention. Likewise, we may initiate inter-partes proceedings to challenge the scope, validity or enforceability of third party patents. The outcome of any such proceeding is uncertain and could result in judicial determinations that our patents are invalid, limited in scope, not infringed, and/or unenforceable, which would impair our business. Participating in such proceedings or other challenges, whether initiated by us or by third parties may require significant expenditures and divert the attention of our management and key personnel from other business concerns, which may also impair our business.

Third parties may infringe our patents.

Competitors and other third parties may infringe our patents, or use inventions described in our patent applications. It may be difficult or impossible for us to police third party activities and detect such infringement, for example, we may be unable to discover a competitor’s manufacturing process to determine whether it infringes a patent claims to a method of manufacture. Patent litigation is very expensive and time-consuming and is a distraction to management and personnel who are needed to supply evidence and support to litigation efforts. Enforcing our patents against third parties may require significant expenditures regardless of outcome. For example, in August 2006 we filed a lawsuit against Bristol-Myers Squibb for infringement of our patents related to fusion protein technology. The lawsuit, in which we are seeking injunctive relief and damages, was filed with the United States District Court for the district of Delaware, and is now at the stage of expert discovery. We may incur substantial expenditures in this and other patent litigation, and although we intend to pursue our cases vigorously, the outcome of any lawsuit is uncertain.

Further, challenges raised in patent infringement litigation initiated by us or by third parties may result in determinations that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations. Consequently, third parties may be able to use the discoveries or technologies claimed or described in our patents without paying licensing fees or royalties to us, which could significantly diminish the value of our intellectual property.

We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our products and product candidates.

Third parties may claim that our products or product candidates, or processes or related technologies infringe their patents. The risk of infringement claims is likely to increase as other companies obtain more patents and increase their efforts to discover and develop proteins, antibodies and methods that may be similar to or compete with products and product candidates in our research and development pipeline. Furthermore, we may not have identified all United States and foreign patents that pose a risk of our infringement.

Any patent infringement or other legal claims that might be brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling products or product candidates that are claimed to infringe a third party’s patent unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, allowing our competitors to obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Patent protection for protein-based therapeutic products and other biotechnology inventions is subject to a great deal of uncertainty, and if patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize products based on our discoveries.

Patent protection for protein-based therapeutic products is highly uncertain and involves complex legal and factual questions. In recent year, there have been significant changes in patent law, including the legal standards that govern the scope of protein and biotechnology patents. Standards for patentability of full-length and partial genes, and their corresponding proteins, are changing. Also, there is substantial uncertainty regarding the patentability of proteins without known function or specific correlation with diseases. Recent court decisions have made it more difficult to obtain patents, by making it more difficult to satisfy the requirement of non-obviousness, have decreased the availability of injunctions against infringers, and have increased the likelihood of challenging the validity of a patent through a declaratory judgment action. Taken together, these decisions make it more difficult and costly for us to obtain, license and enforce our patents. In addition, in recent years, several members of the United States Congress have made numerous proposals to change the patent statute. These proposals include measures that, among other things, would expand the ability of third parties to oppose United States patents, introduce the “first to file” standard to the United States patent system, and limit damages an infringer is required to pay. If the patent statute is changed, the scope, validity and enforceability of our patents may be significantly decreased.

There also have been, and continue to be, policy discussions concerning the scope of patent protection awarded to biotechnology inventions. Social and political opposition to biotechnology patents may lead to narrower patent protection within the biotechnology industry. Social and political opposition to patents on genes and proteins may lead to narrower patent protection, or narrower claim interpretation, for genes, their corresponding proteins and inventions related to their use, formulation and manufacture. Patent protection relating to biotechnology products is also subject to a great deal of uncertainty outside the United States, and patent laws are evolving and undergoing revision in many countries. Changes in, or different interpretations of, patent laws worldwide may result in our inability to obtain or enforce patents, and may allow others to use our discoveries to develop and commercialize competitive products, which would impair our business.

We expect to incur significant expenses in applying for patent protection and prosecuting our patent applications.

Our success depends significantly on the establishment of patent protection for the products and product candidates in our research and development pipeline and related technologies we discover or invent. Consequently, we intend to continue our substantial efforts in applying for patent protection and prosecuting pending and future patent applications and maintaining patents. These efforts have historically required the expenditure of considerable time and money, and we expect that they will continue to require significant expenditures. We may fail to secure meaningful patent protection relating to any of our existing or future product candidates, discoveries or technologies despite the expenditure of considerable resources. In addition, future changes in United States or foreign patent laws may complicate or hinder our efforts to obtain patent protection and may significantly increase the costs associated with patent prosecution.

We may be unable to protect our unpatented proprietary technology and information.

In addition to our patented intellectual property, we also rely on trade secrets and confidential information. We may not be able to effectively protect our rights to such proprietary technology or information. Other parties may independently develop or gain access to equivalent technologies or information and disclose it for others to use. Disputes may arise about inventorship and corresponding rights to know-how and inventions resulting from the joint creation or use of intellectual property by us and our corporate partners, licensees, scientific and academic collaborators and consultants. In addition, confidentiality agreements and material transfer agreements we have entered into with these parties and with employees and advisors may not provide effective protection of our proprietary technology or information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

Environmental and health and safety laws may result in liabilities, expenses and restrictions on our operations.

State and federal laws and regulations and those of foreign jurisdictions regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. The use of hazardous substances in our operations exposes us to the risk of accidental releases. If our operations, including those of our strategic partners, result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines. Future changes to environmental and health and safety laws could cause us to incur additional expenses or restrict our operations. In addition, the site where our principal headquarters and facilities are located has been listed as a contaminated property by the State of Washington due to its previous use by the City of Seattle as an electricity generating plant. The City of Seattle has agreed to defend us against and indemnify us for any claims that arise from this pre-existing contamination, except to the extent that we caused the claim through our negligence or intentional fault, or to the extent that we contributed to the contamination that is the subject of the claim, caused an increase in the clean-up costs or failed to comply with our obligations under our agreement with the City of Seattle. This indemnity may be insufficient and we may be subject to environmental liabilities or be prohibited from using or occupying some or all of the property as a result of environmental claims.

Natural or man-made disasters may impair our ability to conduct our business.

While our headquarters and principal research and development operations are in Seattle, Washington, we also have partners, manufacturers, suppliers and distributors in various parts of the United States, Europe and Australia. Our facilities and those of our partners, manufacturers, suppliers or distributors may be subject to natural or man-made disasters. A natural or man-made disaster could cause damage to our facility, personnel or equipment, which in turn, could cause us to cease or curtail operations. Our business and financial position may also be affected by disasters affecting the operations of one of our partners, manufacturers, suppliers or distributors. Disasters may include, but are not limited to earthquakes, volcanic eruptions, tsunamis, fires, floods, power loss, communication failures and other similar events, including the effects of war or acts of terrorism. If any disaster were to occur, our ability to operate our business could be seriously or completely impaired. Although we maintain insurance coverage for many of these types of risks, it may not be adequate to cover our losses resulting from disasters or other business interruptions.

Financial and Market Risks

We anticipate incurring additional losses and may not achieve profitability.

As of December 31, 2007, we had an accumulated deficit of $646 million. We expect to continue to incur significant losses over the next several years, and we may never become profitable. Although we began generating RECOTHROM sales revenue in January 2008, it will be a number of years before we generate revenues from sales of other potential products, if ever. Our revenues from the sales of RECOTHROM and existing collaborative and licensing arrangements are currently insufficient to cover our operating expenses, and we may never generate revenues sufficient to cover these expenses. In addition, we will continue to incur substantial expenses relating to our research, development and commercialization efforts. We anticipate that these expenses will increase as we focus on the laboratory tests and clinical trials required to obtain the regulatory approvals necessary for the sale of products. The development and commercialization of our product candidates will require significant further research, development, testing, regulatory approvals and sales and marketing activities, including, in the immediate future, pursuing the commercialization of RECOTHROM. We may not be able to complete such development or succeed in developing and commercializing products that will generate revenues that will justify the costs of development and commercialization. We may not succeed in commercializing RECOTHROM, or any other product candidate. We may incur substantial operating losses for at least the next few years as we continue to expand our commercial function in the immediate future for RECOTHROM and our research and development activities for the other product candidates in our development pipeline. These losses have had and will have an adverse effect on our shareholders’ equity and working capital. Even if we become profitable in the future, we may not remain profitable.

If we do not obtain substantial additional funding on acceptable terms, we may not be able to continue to grow our business or generate enough revenue to recover our investment in research and development.

Our business does not currently generate the cash needed to finance our operations, and we do not expect it to in the near future. We anticipate that we will continue to expend substantial funds on our research and development programs, the amount of which may increase in the future. We will need to seek additional funding through public or private financings, including equity financings, or through other arrangements, including collaborative and licensing arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders will be diluted, and these securities may have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our research or development or commercialization programs. We may also be required to grant rights to third parties to develop, commercialize and market products and product candidates that we would prefer to develop, commercialize and market internally, and such rights may be granted on terms that are not favorable to us. If we were required to grant such rights, the ultimate value of these products or product candidates to us would be reduced.

Our operating results are subject to fluctuations that may cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to continue to do so in the future, even with the revenue generated by sales of our first product, RECOTHROM, beginning in January 2008. Our revenues have been unpredictable and will fluctuate due to the slow or erratic uptake of RECOTHROM sales or the timing of licensing fees or the achievement of milestones under new or existing licensing and collaborative arrangements. In addition, our expenses may fluctuate from quarter to quarter due to the timing of expenses, particularly with respect to contract manufacturing and clinical and nonclinical testing.

Accordingly, we believe that period-to-period comparisons of our past operating results are not good indicators of our future performance and should not be relied on to predict our future operating results. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors, causing the market price of our common stock to decline, perhaps substantially.

We are exposed to risks related to foreign currency exchange rates.

Some of our costs and expenses are denominated in foreign currencies and, even if they are not as a matter of contract, vendors may seek concessions in the event that their anticipated economic return is impaired by exchange rate fluctuations. Most of our existing foreign expenses are associated with the manufacture of RECOTHROM, sharing of development costs with foreign partners or our global clinical studies. We are primarily exposed to changes in exchange rates with Europe. When the United States dollar weakens against other currencies, the dollar value of the foreign-currency denominated expense increases, and when the dollar strengthens against other currencies, the dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations. We currently do not hedge against our foreign currency risks.

Risks Related to Our Industry

Many of our competitors have substantially greater capabilities and resources than we do and may be able to develop and commercialize products before we do or more effectively than we do.

We may be unable to compete successfully against our current or future competitors. We expect that competition in our field will continue to be intense. RECOTHROM and its line extensions, if any, will face substantial competition in the topical hemostat market from the current well-established participants, including King Pharmaceuticals, Inc., Ethicon, Inc. and Baxter International, Inc., as well as any future entrants into this market. For our product candidates in development, we face competition from other entities involved in the research and development of therapeutic proteins, including Genentech, Inc., Human Genome Sciences, Inc., Medarex, Inc. and Biogen Idec Inc., among others. We also face competition from entities developing other types of products related to particular diseases or medical conditions, including other biotechnology and pharmaceutical companies. Furthermore, our potential products, if approved and commercialized, may compete against well-established existing therapeutic protein-based products, many of which may be currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations.

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

Our products and product candidates, even if approved by the FDA or foreign regulatory agencies, may not achieve market acceptance among hospitals, insurers or patients.

Our products and product candidates, even if approved by the FDA or foreign regulatory agencies, may fail to achieve market acceptance, which would impair our ability to become profitable. We believe that market acceptance of our products and product candidates will depend on:

•	our ability to provide acceptable evidence of safety, efficacy and limited side effects;

•	our ability to provide these products and product candidates at reasonable prices;

•	the availability of third-party reimbursement for these products and product candidates;

•	our ability to differentiate our products and compete effectively, including with products that are considered to be the standard of care; and

•	the effectiveness of our sales and marketing capabilities.

If the healthcare system, reimbursement policies or any other healthcare related regulations change, the prices of our products and product candidates may fall or our potential sales may decline.

In recent years, officials have made numerous proposals to change the healthcare system in the United States. These proposals include measures that would limit or prohibit payments for certain medical procedures and treatments or subject the pricing of pharmaceuticals to government control. Government and other third-party payors increasingly have attempted to control healthcare costs by limiting both coverage and the level of reimbursement of newly approved healthcare products. Increasingly, third-party payors have been challenging the prices charged for products. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted marketing approval. The government may adopt future legislative proposals, such as price controls on prescription drugs, and federal, state or private payors for healthcare goods and services may take further action to limit payments for healthcare products and services. In addition, in certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control with many of the same types of challenges as in the United States. Any of these factors could limit our ability to successfully commercialize our potential products.

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

In addition, there has been much discussion regarding the creation of laws permitting “follow-on” or “generic” versions of biologics. While there is not currently an abbreviated approval pathway for biologics as there is with branded drugs, Congress and the FDA are studying the issue and there is increasing interest from the public. An abbreviated pathway for “follow-on” biologics may permit sponsors of follow-on products to reference data submitted by innovator developers like ourselves and may not require full clinical trials, significantly lowering the financial barriers to entry. The approval of “follow-on” biologics could result in new and increased competition, including competition prior to expiration of our patents covering our products, and related litigation.

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

The marketing and sale of pharmaceutical products and biologics is subject to extensive regulation and aggressive government enforcement, and our corporate compliance program cannot guarantee that we are in compliance with all relevant laws and regulations.

Our activities relating to the sale and marketing of our products will be subject to extensive regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes and associated regulations. These laws and regulations limit the types of marketing claims and other communications we can make regarding marketed products. We are also subject to various U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. Anti-kickback laws prohibit payments of any kind intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services, including the selection of a particular prescription drug. These laws make certain business practices that are relatively common in other industries illegal in our industry. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent. The government has asserted very broad interpretations of these laws against pharmaceutical manufacturers, even though these manufacturers did not directly submit claims for reimbursement to government payors. Violations of the above laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicare and Medicaid. Many pharmaceutical and biotechnology companies have in recent years been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claims Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products, pricing, and government price reporting. While we will strive to comply with these complex requirements, the interpretation of these laws as applied to particular sales and marketing practices continues to evolve, and it is possible that our sales and marketing practices might be challenged. Further, although we have taken measures to prevent potential challenges, including through our corporate compliance program, we cannot guarantee that such measures will protect us from future challenges, lawsuits or investigations. Even if such challenges are without merit, they could cause adverse publicity, divert management attention and be costly to respond to, and thus could have a material adverse effect on our business, including impact on our stock price. In addition, our strategic partners and licensees are required to comply with comparably complex requirements in jurisdictions outside the United States.

For example, we may be required to prepare and report product pricing-related information to federal and state governmental authorities, such as the Veterans Administration and under the Medicaid program. The calculations used to generate the pricing-related information are complex and require the exercise of judgment. If we fail to accurately and timely report product pricing-related information or to comply with any of these or any other laws or regulations, various negative consequences could result, including criminal and/or civil prosecution, substantial criminal and/or civil penalties, exclusion of the approved product from coverage under governmental healthcare programs (including Medicare and Medicaid), costly litigation and restatement of our financial statements. In addition, our efforts to comply with this wide range of laws and regulations are, and will continue to be, time-consuming and expensive.

We may be required to defend lawsuits and pay damages in connection with alleged or actual harm caused by our products and product candidates.

As we begin to commercialize products, we face an increased risk of litigation. For example, with RECOTHROM on the market, the risk of product liability claims will increase. Further, patent infringement claims involving RECOTHROM will no longer be exempt under 35 USC 271(e)(1), so we face increased risks of patent litigation. Our marketing and promotional efforts for RECOTHROM could increase the risk of litigation based on claims of unfair competition. For product candidates still in development, we face the risk of product liability claims in the event that the use of our product candidates in clinical trials is alleged to have resulted in harm to others. We may incur significant expenses if any of these lawsuits against us were to be successful. Even if such lawsuits are without merit or otherwise unsuccessful, they could cause adverse publicity, divert management attention and be costly to respond to, and, therefore, could have a material adverse effect on our business, including negatively impacting our share price. Although we maintain product liability and general insurance, our coverage may not be adequate to cover such claims.

Risks Related to Ownership of Our Stock

Our stock price is volatile.

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

Furthermore, the stock markets have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In particular, there have been high levels of volatility in the market prices of securities of biotechnology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We are at risk of securities class action litigation due to our expected stock price volatility.

In the past, shareholders have often brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of securities class action litigation. Securities litigation could result in substantial costs, could divert management’s attention and resources, and could seriously harm our business, financial condition and results of operations.

Certain of our shareholders have significant control of our management and affairs, which they could exercise against other shareholders’ best interests.

Novo Nordisk, together with Warburg Pincus Equity Partners, L.P., beneficially owned an aggregate of approximately 41% of our outstanding common stock as of December 31, 2007. Representatives of these shareholders hold four out of nine seats on our board of directors pursuant to a shareholders agreement. These shareholders, acting together, have the ability to significantly influence our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, these shareholders, acting together, may be able to cause a change in control, as well as delay or prevent a change in control. They may also discourage a potential acquirer from making a tender offer or otherwise attempting to effect a change in control, even if such a change in control would benefit our other shareholders.

Provisions in Washington law, our charter documents and executive employment agreements we have entered into may prevent, discourage or delay a change of control.

We are subject to the Washington anti-takeover laws regulating corporate takeovers, which, with limited exceptions, prohibit a “target corporation” from engaging in certain “significant business transactions” for a period of five years after the share acquisition by an acquiring person, unless (i) the prohibited transaction or the acquiring person’s purchase of shares was approved by a majority of the members of the target corporation’s board of directors prior to the acquiring person’s share acquisition or (ii) the prohibited transaction was both approved by the majority of the members of the target corporation’s board and authorized at a shareholder meeting by at least two thirds of the outstanding voting shares (excluding the acquiring person’s shares) at or subsequent to the acquiring person’s share acquisition. An “acquiring person” is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation. Such prohibited transactions include, among other things:

•	certain mergers or consolidations with, dispositions of assets to, or issuances of stock to or redemptions of stock from, the acquiring person;

•	termination of 5% or more of the employees of the target corporation as a result of the acquiring person’s acquisition of 10% or more of the shares;

•	allowing the acquiring person to receive any disproportionate benefit as a shareholder; and

•	liquidating or dissolving the target corporation.

After the five-year period, certain “significant business transactions” are permitted, as long as they comply with certain “fair price” provisions of the statute or are approved by a majority of the outstanding shares other than those of which the acquiring person has beneficial ownership. A corporation may not “opt out” of this statute.

As such, these laws could prohibit or delay mergers or a change of control and may discourage attempts by other companies to acquire us.

In addition, our articles of incorporation and bylaws contain provisions, such as undesignated preferred stock and prohibitions on cumulative voting in the election of directors, which could make it more difficult for a third party to acquire us without the consent of our board of directors. Also, our articles of incorporation provide for a staggered board, removal of directors generally only for cause and certain requirements for calling special shareholder meetings. Further, our bylaws require advance notice of shareholder proposals and nominations and impose restrictions on the persons who may call special shareholder meetings. These provisions may have the effect of preventing or hindering any attempts by our shareholders to replace our current board of directors or management.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We are headquartered in Seattle, Washington, where we lease space in several buildings in close proximity to one another. We lease a total of approximately 270,000 square feet in these buildings, as shown in the following table.

Property	Square Feet	Use	Lease Expiration Dates
Lake Union Steam Plant	106,000	Laboratories and offices	May 2019
Earl Davie Building	98,000	Laboratories, manufacturing and offices	May 2019
1144 Eastlake Building	66,000	Offices	April 2009 – December 2012

We have leased six out of seven floors of the 1144 Eastlake Building through leasing and subleasing arrangements with the landlord and previous tenants in the building, including 6,600 square feet added in 2007. We are currently in negotiation with the landlord to consolidate the existing lease and sublease agreements into a single lease and extend the term to April 2019. We believe that our existing facilities, together with available, planned and potential expansion space, will be adequate to fulfill our needs for the foreseeable future.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the Nasdaq Stock Market under the symbol ZGEN on February 1, 2002. As of January 31, 2008, we had approximately 49 shareholders of record and approximately 8,600 beneficial holders of our stock. We have never paid cash dividends and do not anticipate paying them in the foreseeable future.

The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of our common stock as quoted on the Nasdaq Stock Market:

	High	Low
Year Ended December 31, 2007
1st Quarter	$16.32	$14.26
2nd Quarter	16.42	14.61
3rd Quarter	14.73	11.19
4th Quarter	14.85	11.67

Year Ended December 31, 2006
1st Quarter	$24.50	$17.50
2nd Quarter	21.74	16.69
3rd Quarter	21.03	15.83
4th Quarter	18.64	15.42

The graph on the next page compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the CRSP Total Return Index for The Nasdaq Stock Market (U.S. Companies) and the Nasdaq Biotechnology Index, for the period beginning January 1, 2003 and ending on December 31, 2007 (assuming the investment of $100 in our common stock and in each of the other indices on January 1, 2003 and reinvestment of all dividends).

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	1/1/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
ZymoGenetics, Inc.	$100.00	$156.57	$232.32	$171.82	$157.27	$117.88
Nasdaq Stock Market (U.S.)	100.00	149.52	162.72	166.18	182.57	197.98
Nasdaq Biotechnology Index	100.00	145.75	154.68	159.06	160.69	168.05

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$38,477	$25,380	$42,909	$35,694	$25,957
Operating expenses:
Research and development(1)	142,340	128,450	99,615	99,089	67,748
Selling, general and administrative(2)	46,890	33,224	23,321	23,500	18,613

Total operating expenses	189,230	161,674	122,936	122,589	86,361

Loss from operations	(150,753)	(136,294)	(80,027)	(86,895)	(60,404)
Other income (expense)	2,609	6,292	2,000	(1,861)	833

Net loss	$(148,144)	$(130,002)	$(78,027)	$(88,756)	$(59,571)

Basic and diluted net loss per share	$(2.17)	$(1.94)	$(1.28)	$(1.64)	$(1.26)

Weighted-average shares used in computing basic and diluted net loss per share	68,156	66,917	60,928	54,157	47,317

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$170,941	$258,408	$366,311	$324,998	$299,892
Working capital	118,822	239,432	343,459	297,361	287,413
Total assets	263,081	347,004	453,353	412,184	375,909
Total shareholders’ equity	114,830	235,684	333,663	278,550	287,915

(1)	The years ended December 31, 2007, 2006, 2005, 2004, and 2003 include noncash stock-based compensation expense of $13,591, $12,102, $2,394, $4,802, and $4,284, respectively.
(2)	The years ended December 31, 2007, 2006, 2005, 2004, and 2003 include noncash stock-based compensation expense of $7,286, $6,813, $519, $4,493, and $2,770, respectively.

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

An important element of our strategy is that we intend to maintain all or a significant share of the commercial rights to our commercial product, RECOTHROM, and to a number of our product candidates in North American markets. As a result, we will be required to pay a significant portion of the commercialization and development costs for RECOTHROM and our product candidates. A second important element of our strategy is that we are developing a broad portfolio of product candidates to give our company more opportunities to be successful. We currently have one commercial product, RECOTHROM, which was approved by the FDA on January 17, 2008, and three product candidates in clinical development. We expect to add additional product candidates to this portfolio in the future. Therefore, we are paying and expect to pay a significant portion of development costs for several potential product candidates. Assuming these product candidates progress through clinical development successfully, the costs of clinical trials are expected to increase significantly.

Our most significant financial challenges are to obtain adequate funding to launch RECOTHROM, cover the cost of product development, and to control spending and direct it toward product candidates that will create the most value for our shareholders over the long term. It can be a complex and highly subjective process to establish the appropriate balance between cash conservation and value generation. There are a number of important factors that we consider in addressing these challenges, including the following:

•	the nature, timing and magnitude of financing transactions, which would typically involve issuance of debt or equity or equity-based securities;

•

the nature and timing of product development collaborations, which would typically provide for funding of a portion of the respective product development costs, as well as bring in near-term potential revenues in the form of upfront fees and milestone payments;

•	the breadth of product development programs, i.e., the number of potential disease indications for which a product candidate is tested in clinical trials;

•	the number of products in our development portfolio and the decision to move new product candidates into clinical development;

•	periodic assessments of the relative capital requirements, risk and value of each of our product candidates;

•	the probability and timing of regulatory approval of drug candidates by the FDA and other regulatory agencies; and

•	the nature and timing of commercial product launches.

In late 2006, we began preparations for the launch of rThrombin, which was approved by the FDA on January 17, 2008. In June 2007, we entered into a global collaboration with Bayer for development and commercialization of rThrombin. Bayer has agreed to commercialize rThrombin in countries outside the United States and will co-promote the product with us in the United States for three years. We have hired approximately 60 field personnel and additional headquarters-based personnel to support the commercial operations that are necessary for the launch of rThrombin. We are incurring launch-related marketing costs to support the selling effort. We are also building significant levels of inventory to ensure we can meet the expected demand for the product and minimize the risk of product shortages. These launch-related activities are requiring additional funding over and above that related to our development pipeline. We anticipate significant revenue generation from RECOTHROM sales over time; however, we cannot be certain of the rate of market penetration or when, if ever, our revenues will exceed our related costs.

We expect that it will be several years before we can generate enough product-related revenues for our company to reach net income or cash flow breakeven, as we continue to use significant amounts of cash to develop our business. Revenues from our existing relationships help to defray our expenses, but additional funding will be required, the amount of which could be significant. We may decide to enter into additional product development collaborations, which would reduce our funding requirements. We may also generate funding through licensing of our patents.

It is likely that we will continue to look for opportunities to raise capital, either in the form of debt, equity or equity-related capital as a means of funding our company over the next few years. These opportunities may arise at any time, depending on things such as overall market conditions; dynamics in the biotechnology sector of the market; investor appetite for certain types of companies; and fundamental characteristics of our business. At other times, it may be difficult to raise capital on terms favorable to our company, if at all. Accordingly, we expect to raise capital when it is available, not when there is an immediate need. We believe this strategy is important to minimize the financial risks to our company and our shareholders.

Results of Operations

Revenues

Royalties.    We earn royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 31% of our outstanding common stock, and several other companies. Royalties have decreased steadily from 2005 primarily due to insulin and glucagon patent expiration in certain countries. Insulin and glucagon royalties declined to 20% of our total royalty revenues in 2007, down from 38% in 2006 and 49% in 2005. The downward trend will continue in 2008 as royalties for both insulin and glucagon in the remaining major markets have ended. In 2007 and 2006, increased royalties from sales of GEM 21S, a product of BioMimetic Therapeutics, Inc., partially offset the decrease in insulin and glucagon royalties.

Option fees.    In September 2004, we signed a five-year strategic alliance agreement with Serono S.A. (now Merck Serono) under which Merck Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. We recorded revenue from this agreement of $3.1 million for each of the years ended December 31, 2007, 2006 and 2005. We had a deferred revenue balance of $5.6 million at December 31, 2007, which we expect to recognize at a rate of $3.1 million per year.

Option fee revenue of $6.5 million for 2006 and $7.5 million for 2005 was earned from Novo Nordisk under an Option and License Agreement, pursuant to which we granted an option to license certain rights to proteins that we discover. This agreement expired in November 2006, and we recognized no option fee revenue from that agreement following its expiration.

License fees, milestone payments and upfront fees.    We enter into various collaborative agreements that may generate significant license, option or other upfront fees with subsequent milestone payments earned upon completion of development milestones. Where we have no continuing performance obligations under an arrangement, we recognize milestone payments as revenue upon receipt, as these payments represent the culmination of a separate earnings process. Where we have continuing performance obligations under an arrangement, revenue is recognized using one of two methods. Where we are able to estimate the total amount of services under the arrangement, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected performance are accounted for prospectively as a change in estimate. Where we cannot estimate the total amount of service that is to be provided, a time-based method is used to recognize revenue. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period, starting with the contract’s commencement, but not before the removal of any contingencies for each milestone. Proportional performance is determined based on the elapsed time compared to the total estimated performance period. Revenue recognized at any point in time is limited to the completed portion of the non-contingent payments received or due.

From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones. Revenue from license fees and milestone payments increased 225% in 2007 to $28.7 million as compared to 2006. The increase was primarily attributable to recognition in 2007 of license fee revenue related to the Bayer agreement related to rThrombin, milestone payment revenue from Novo Nordisk on rFactor XIII, IL-31 and IL-21; and milestone payment revenue from Merck Serono for atacicept and FGF-18. No comparable amounts were earned for any of these arrangements in 2006.

In June 2007, we entered into license and collaboration and co-promotion agreements with Bayer. The agreements provide Bayer with an exclusive license to develop and sell rThrombin outside of the United States and Bayer will also promote rThrombin in the United States for three years. We will record all United States sales and Bayer will be entitled to commissions on United States sales for five years. We received a $30.0 million upfront milestone payment in 2007, a $40.0 million milestone payment in February 2008 based upon the January 17, 2008 FDA approval of rThrombin, $20.0 million of which will be repaid to Bayer as United States sales bonuses under the co-promotion and may receive additional payments of up to $128.0 million based on regulatory filings, approvals and annual sales thresholds achieved by Bayer outside of the United States. These milestone payments will be recorded as deferred revenue and recognized as revenue as we fulfill our obligations under the agreements. We currently anticipate completing these obligations in early 2013.

Revenue from license fees and milestone payments decreased 64% in 2006 to $8.8 million as compared to 2005. The decrease was primarily attributable to the completion of the Novo Nordisk rFactor XIII license fee revenue recognition period in May 2006 as compared to a full year recognition period during 2005. In addition, milestone payment revenue was recorded in 2005 for rFactor XIII from Novo Nordisk and PDGF from BioMimetic Therapeutics, Inc., for which no comparable amounts were earned in 2006. Also, in 2005 we licensed certain Protein C patents to Eli Lilly and Company in exchange for a non refundable upfront fee. Under our arrangement with Eli Lilly and Company, we have no continuing performance obligations. As a result, we recognized the upfront license fee as revenue in 2005. There was no comparable amount earned in 2006.

At December 31, 2007, $40.9 million related to collaboration agreements was recorded as deferred revenue, which we currently expect to be recognized in future periods as follows (in thousands):

2008	$29,053
2009	7,714
2010	1,567
2011	933
2012	300
Thereafter	1,350

Total	$40,917

Product Revenue.    We began recognizing RECOTHROM product revenue early in the first quarter of 2008, following FDA approval on January 17, 2008.

Operating Expenses

Research and development expense.    Research and development expense has been our most significant expense to date, consisting of salaries and benefit expenses, costs of consumables, contracted services and stock-based compensation. Our research and development activities have generally been expanding, particularly related to our recently approved commercial product, RECOTHROM, and clinical stage product candidates, atacicept, IL-21 and PEG-IFN-l. In addition, the impact of recognizing stock-based compensation cost in 2006 and 2007 with the adoption of FAS 123(R) has further increased our research and development expenses as compared to 2005. In each of the past three years, research and development expense was partially offset by cost reimbursements from Novo Nordisk and Merck Serono for work performed on various development programs. Additionally, cost reimbursements from Bayer were recorded in 2007. The breakdown within major categories of research and development expense are shown in the following table (in thousands).

	2007	2006	2005
Salaries and benefits	$57,731	$52,554	$45,317
Consumables	11,658	11,093	12,208
Facility costs	8,934	8,090	6,351
Contracted services	55,668	43,552	31,582
Depreciation and amortization	5,421	5,370	5,147
Stock-based compensation	13,591	12,102	2,394

Subtotal	153,003	132,761	102,999
Cost reimbursement from collaborators	(10,663)	(4,311)	(3,384)

Net research and development expense	$142,340	$128,450	$99,615

Salaries and benefits, consumables and facility costs, generally track with changes in our employee base from year to year. Over the past three years, we have added approximately 94 full-time equivalent employees who are involved in product development activities. In February 2008, the Company reduced its research and development staff by approximately 40 people.

Contracted services include the cost of items such as contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Clinical trial costs slightly decreased in 2007, as compared to the same period in 2006, primarily reflecting the completion of rThrombin Phase 3 clinical trials prior to our FDA submission in late 2006, partially offset by the increase in preparation costs associated with the atacicept lupus nephritis clinical trial. Our clinical trial costs increased in 2006 as compared to 2005, primarily reflecting the effort related to the rThrombin Phase 3 clinical trial costs. Contract manufacturing costs also increased in 2007 as compared to 2006 as we incurred significant costs related to the manufacture of rThrombin (RECOTHROM) bulk drug and finished product inventory and clinical trial material for IL-21 and atacicept. Contract manufacturing costs increased in 2006 as a greater number of process validation and manufacturing campaigns for rThrombin were completed in 2006 to support the filing of a license application with the FDA in late 2006.

Prior to FDA approval on January 17, 2008, all manufacturing costs related to RECOTHROM were expensed as research and development. As of approval on January 17, we had expensed approximately $19.0 million of RECOTHROM inventory costs; $8.0 million in finished vials and $11.0 million in bulk drug, that would normally be recorded as inventory if they had been incurred subsequent to the FDA approval of RECOTHROM. These previously expensed commercial product costs will result in reductions in cost of sales in 2008 and 2009.

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

	2007	2006	2005	Inception To Date
Clinical development programs:
Hemostasis	$42,973	$42,634	$22,574	$184,001
Autoimmunity and oncology	26,296	17,409	17,585	83,042
Antiviral	5,231	5,309	3,478	14,018
Pre-development programs	11,873	5,875	8,595
Discovery research programs	10,836	13,149	9,645
Unallocated indirect costs	45,131	44,074	37,738

Total	$142,340	$128,450	$99,615

The following summarizes the reasons for fluctuations in research and development program costs for the three years presented in the table:

•

Hemostasis clinical development program (rThrombin and rFactor XIII) costs increased in 2006 as compared to 2005, partially due to the resumption of process validation and manufacturing campaigns for rThrombin to support the filing of a license application with the FDA in late 2006. The 2007 costs include approximately $19.0 million of manufacturing costs incurred for rThrombin commercial product prior to FDA approval on January 17, 2008. Without these program costs, the programs costs would have substantially declined, reflecting the lower level of development activities while awaiting FDA approval.

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs increased from 2006 to 2007 primarily due to an increase in our share of atacicept joint development costs paid to Merck Serono. The slight decrease in costs from 2005 to 2006 was due to toxicology studies that were performed in 2005 for IL-21 that were not required in 2006.

•	Antiviral clinical development program costs in 2006 and 2007 as compared to 2005 reflect an increase in headcount related to activities associated with advancement of PEG-IFN-l into clinical testing.

•

Pre-development program costs decreased in 2006 as compared to 2005, partially reflecting the PEG-IFN-l costs transitioning to the antiviral program in 2006. The increase in costs in 2007, as compared to 2006, partially reflects the impact of several projects transitioning from discovery into pre-development.

•

Discovery research program costs fluctuate from year-to-year reflecting the effort to work on new projects (an increase in costs) and the transitioning of successful projects to pre-development (a decrease in costs).

•	Unallocated indirect costs increased in 2006 and 2007 as compared to 2005 primarily due to the impact of recording stock-based compensation expense pursuant to SFAS 123(R).

The estimated times and costs to completion for the various stages of clinical development can vary significantly, depending on the nature of the product candidate, the disease indication in which it is being tested and many other factors. General expectations for estimated times to completion of each stage of clinical testing are shown in the following table:

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

Selling, general and administrative expense.    Selling, general and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 41% in 2007 as compared to 2006. The increase was primarily related to increased marketing activities and the hiring of sales and marketing employees to support the planned launch of RECOTHROM and increased legal costs. In 2006, general and administrative expense increased by 42% as compared to 2005, primarily due to the impact of recording stock-based compensation expense in accordance with SFAS 123(R). Stock-based compensation expense of $6.8 million was recorded in 2006 as compared to $519,000 in 2005. Higher personnel, patent and recruitment costs also contributed to the increase in 2006. We anticipate that our selling, general and administrative costs will increase in 2008 reflecting the full year of our sales force and increased RECOTHROM marketing costs.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminated the election to account for share-based compensation transactions using APB 25 and generally requires instead that such transactions be accounted for using a fair-value-based method. We adopted the modified prospective transition method under SFAS 123(R) and, accordingly, prior periods have not been restated to reflect stock-based compensation. We determine fair value using the Black-Scholes valuation method. The following amounts of stock-based compensation expense were recorded for the two years reported (in thousands):

	2007	2006
Research and development expense	$13,591	$12,102
Selling, general and administrative expense	7,286	6,813

Total	$20,877	$18,915

Other Income (Expense)

Investment income.    Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are three primary factors affecting the amount of investment income that we report: the amount of cash reserves invested, the effective interest rate and the amount of realized gains or losses on investments held during the period. The following table shows how each of these factors affected investment income for the three years reported (in thousands):

	2007	2006	2005
Weighted average amount of cash reserves	$207,817	$308,912	$326,441
Effective interest rate	4.92%	4.55%	3.09%

Investment income before gains and losses	10,218	14,050	10,099
Net gains (losses) on sales of investments	66	(148)	(534)

Investment income, as reported	$10,284	$13,902	$9,565

Interest expense.    We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. We recorded related interest expense of $7.7 million, $7.6 million and $7.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

As of December 31, 2007, we had cash, cash equivalents and short-term investments of $170.9 million, which we intend to use to fund our operations and capital expenditures until we are able to generate positive cash flow. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources and revenue generated from RECOTHROM sales, together with anticipated proceeds from our collaborations, should provide sufficient funding through 2008 and into 2009. However, this is dependent on the level of success in marketing and selling RECOTHROM. We may complete additional collaborative development transactions, which would generate both revenues and cost reductions, or raise additional funds through an incremental financing which would help fund our company over a longer period of time.

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

•	changes in receivables, which generally represent temporary timing differences between the recognition of certain revenues and the subsequent receipt of cash payments;

•	changes in RECOTHROM inventory subsequent to the January 17, 2008 approval date which reflect the use of cash but will not be expensed until the related product is sold;

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

Generally, with the exception of changes in deferred revenue, and inventory increases relating to RECOTHROM, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, the $30.0 million milestone payment from Bayer has been recorded as deferred revenue and is being recognized as revenue beginning in July 2007 through the first quarter of 2013. For the years ended December 31, 2007 and 2006, we recognized $12.6 million and $15.5 million, respectively, of previously deferred revenue. The timing of additional deferred revenue transactions is expected to be irregular and, therefore, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

Cash flows from investing activities.    Our most significant use of cash in investing activities is for capital expenditures. We expend a certain amount each year to maintain the effectiveness of our business, e.g., to adopt newly developed technologies, expand into new functional areas, adapt our facilities to changing needs and/or replace obsolete assets. In addition, we have used cash at various times to purchase land and expand our facilities. We expect to spend approximately $6-8 million in 2008 on routine capital equipment and facility projects.

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

Cash flows from financing activities.    Net proceeds from common stock offerings have constituted by far the largest element of financing cash flows. We received $126.4 million in net proceeds from an underwritten follow-on offering completed in August 2005. In addition, we periodically receive proceeds from the exercise of employee stock options.

We expect to incur substantial additional costs as we continue to advance and expand our product development programs, as well as commercialize RECOTHROM. We expect these expenditures to increase over the next several years, particularly if the outcomes of clinical trials are successful and our product candidates continue to advance. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We also expect to incur substantial amounts during 2008 supporting the launch of RECOTHROM. Although we are optimistic regarding its commercial prospects and the rate of market penetration, it might be quite some time, if ever, before our RECOTHROM revenues exceed our expenses. If at any time our prospects for financing these various initiatives decline, we may decide to look for ways to reduce our ongoing investment. In such event, we might consider discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing products, product candidates or certain rights related to products or product candidates that we might otherwise develop and commercialize internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

Our long-term capital requirements and the adequacy of our available funds will depend on several factors, many of which may not be in our control, including:

•	success in marketing and selling RECOTHROM;

•	results of our research and development programs;

•	cash flows under existing and potential future arrangements with licensees, collaborators and other parties;

•	costs involved in filing, prosecuting, enforcing and defending patent and other claims; and

•	costs associated with the expansion of our facilities.

Over the next few years we expect to seek additional funding through public or private financings, including debt or equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, financing may be unavailable when we need it or may not be available on acceptable terms. If we raise additional funds by issuing convertible debt, equity or equity-based securities, the percentage ownership of our existing shareholders would be reduced, and these securities could have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we could be required to delay, scale back or eliminate expenditures for some of our development programs or expansion plans, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally, with license terms that are not favorable to us.

Contractual Obligations

At December 31, 2007 we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Building lease obligations	$108,119	$7,876	$16,589	$17,771	$65,883
Operating leases	8,158	2,494	3,714	1,950	—
Development contracts	1,975	1,975	—	—	—
RECOTHROM manufacturing contracts	28,244	28,244	—	—	—

Total	$146,496	$40,589	$20,303	$19,721	$65,883

The building lease obligations resulted from our 2002 sale-leaseback financing transaction and run until May 2019. Operating leases generally relate to leased office space nearby our corporate headquarter buildings, and remaining terms range from one to four years. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. RECOTHROM manufacturing contracts include the manufacture of rThrombin bulk drug and RECOTHROM finished product for commercial sale.

Critical Accounting Estimates

Royalty revenue.    We earn royalties on several products marketed by other companies. Royalties on these products are received within 30 to 60 days after the end of each calendar quarter. We accrue estimated royalties at the end of each quarter based on historical sales data. Adjustments are made in the following quarter reflecting the difference between our estimates and actual reported royalties. To date, these adjustments have not been significant.

License fees, milestone payments and upfront fees.    We enter into various collaborative agreements that generate significant license, option or other upfront fees with subsequent milestone payments earned upon completion of development milestones. Where we have no continuing performance obligations under an arrangement, we recognize milestone payments as revenue upon receipt, as these payments represent the culmination of a separate earnings process. Where we have continuing performance obligations under an arrangement, revenue is recognized using one of two methods. Where we are able to estimate the total amount of services under the arrangement, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time, is limited to cash received and amounts contractually due. Changes in estimates of total expected performance are accounted prospectively as a change in estimate. Where we cannot estimate the total amount of service that is to be provided, a time-based method is used to recognize revenue. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period, starting with the contract’s commencement, but not before the removal of any contingencies for each milestone. Proportional performance is determined based on the elapsed time compared to the total estimated performance period. Revenue recognized at any point in time is limited to the completed portion of the non-contingent payments received or due.

Stock-based compensation.    Prior to 2006, we elected to follow Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for employee stock option grants and apply the disclosure-only provisions of SFAS 123 to account for our stock option plans. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminated the election to account for share-based compensation transactions using APB 25 and generally requires instead that such transactions be accounted for using a fair-value-based method. We adopted the modified prospective transition method and determine fair value using the Black-Scholes valuation method. The determination of fair value using the Black-Scholes method involves making estimates of volatility, which we base on the historical volatility of our common stock, as well as the implied and historical volatility of other comparable companies. Additionally, our calculation of stock-based compensation expense involves estimating future forfeitures of stock options based on our historical experience. We have estimated the expected life of our stock options using the simplified method for determining the expected term as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulleting 107, Share-based Payment.

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

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholders of ZymoGenetics, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ZymoGenetics, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2006, the Company changed the manner in which it accounts for stock compensation costs.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

February 28, 2008

Z YMOGENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$29,237	$5,577
Short-term investments	141,704	252,831
Receivables
Related party	142	854
Trade	5,978	2,205
Interest and other	1,117	2,198
Prepaid expenses	4,604	3,725

Total current assets	182,782	267,390
Property and equipment, net	70,701	71,542
Other assets	9,598	8,072

Total assets	$263,081	$347,004

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$11,952	$7,958
Accrued liabilities	22,955	14,122
Deferred revenue	29,053	5,878

Total current liabilities	63,960	27,958
Lease obligations	67,044	67,087
Deferred revenue	11,864	11,641
Other noncurrent liabilities	5,383	4,634

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 68,528 and 67,499 issued and outstanding at December 31, 2007 and 2006, respectively	758,836	732,914
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Accumulated deficit	(645,962)	(497,818)
Accumulated other comprehensive income	1,956	588

Total shareholders’ equity	114,830	235,684

Total liabilities and shareholders’ equity	$263,081	$347,004

The accompanying notes are an integral part of these consolidated financial statements.

Z YMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenues
Royalties
Related party	$1,261	$2,614	$3,660
Other	4,998	4,237	3,850
Option fees
Related party	403	6,556	7,500
Other	3,137	3,137	3,137
License fees and milestone payments
Related party	13,100	5,770	13,328
Other	15,578	3,066	11,434

Total revenues	38,477	25,380	42,909

Operating expenses
Research and development	142,340	128,450	99,615
Selling, general and administrative	46,890	33,224	23,321

Total operating expenses	189,230	161,674	122,936

Loss from operations	(150,753)	(136,294)	(80,027)
Other income (expense)
Investment income	10,284	13,902	9,565
Interest expense	(7,677)	(7,611)	(7,589)
Other, net	2	1	24

Total other income	2,609	6,292	2,000

Net loss	$(148,144)	$(130,002)	$(78,027)

Basic and diluted net loss per share	$(2.17)	$(1.94)	$(1.28)

Weighted-average number of shares used in computing net loss per share	68,156	66,917	60,928

The accompanying notes are an integral part of these consolidated financial statements.

Z YMOGENETICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Deferred stock compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at January 1, 2005	57,574	$572,564	$(2,966)	$(289,789)	$(1,259)	$278,550
Comprehensive loss:
Net loss	—	—	—	(78,027)	—	(78,027)
Unrealized losses on short-term investments, net of reclassification adjustment	—	—	—	—	(219)	(219)

Total comprehensive loss						(78,246)
Common stock issued in connection with stock option exercises	861	4,036	—	—	—	4,036
Deferred stock compensation related to stock options:
Forfeitures	—	(53)	53	—	—	—
Amortization	—	—	2,913	—	—	2,913
Net proceeds from issuance of common stock	7,500	126,410	—	—	—	126,410

Balance at December 31, 2005	65,935	702,957	—	(367,816)	(1,478)	333,663
Comprehensive loss:
Net loss	—	—	—	(130,002)	—	(130,002)
Unrealized gain on short-term investment	—	—	—	—	853	853
Unrealized gain on long-term investments	—	—	—	—	1,213	1,213

Total comprehensive loss						(127,936)
Common stock issued in connection with stock option exercises	1,564	11,009	—	—	—	11,009
Stock-based compensation expense	—	18,948	—	—	—	18,948

Balance at December 31, 2006	67,499	732,914	—	(497,818)	588	235,684
Comprehensive loss:
Net loss	—	—	—	(148,144)	—	(148,144)
Unrealized gain on short-term investment	—	—	—	—	667	667
Unrealized gain on long-term investments	—	—	—	—	701	701

Total comprehensive loss						(146,776)
Common stock issued in connection with stock option exercises	1,029	5,045	—	—	—	5,045
Stock-based compensation expense	—	20,877	—	—	—	20,877

Balance at December 31, 2007	68,528	$758,836	$—	$(645,962)	$1,956	$114,830

The accompanying notes are an integral part of these consolidated financial statements.

Z YMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(148,144)	$(130,002)	$(78,027)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,219	6,732	6,263
Noncash milestone revenue	—	—	(500)
Stock-based compensation	20,877	18,915	2,913
Net realized (gain) loss on sale of short-term investments	(66)	148	534
Net (accretion) amortization of (discount) premium on short-term investments	(769)	(654)	1,022
Changes in operating assets and liabilities
Receivables	(1,980)	(154)	1,174
Prepaid expenses	(879)	56	(547)
Other assets	(750)	(504)	(85)
Accounts payable	4,054	4,148	(393)
Accrued liabilities	8,833	2,211	807
Deferred revenue	23,398	(15,479)	(15,665)
Lease obligations	(43)	333	669
Other noncurrent liabilities	749	504	215

Net cash used in operating activities	(87,501)	(113,746)	(81,620)

Investing activities
Purchases of property and equipment, net	(6,439)	(6,525)	(5,683)
Purchases of short-term investments	(171,094)	(238,562)	(360,850)
Proceeds from sale and maturity of short-term investments	283,649	231,079	322,721

Net cash provided by (used in) investing activities	106,116	(14,008)	(43,812)

Financing activities
Net proceeds from issuance of common stock	—	—	126,410
Proceeds from exercise of stock options	5,045	11,009	4,036

Net cash provided by financing activities	5,045	11,009	130,446

Net increase (decrease) in cash and cash equivalents	23,660	(116,745)	5,014
Cash and cash equivalents at beginning of period	5,577	122,322	117,308

Cash and cash equivalents at end of period	$29,237	$5,577	$122,322

Supplemental disclosures
Cash paid for interest	$7,677	$7,611	$7,589

The accompanying notes are an integral part of these consolidated financial statements.

Z YMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and summary of significant accounting policies

Nature of operations

ZymoGenetics, Inc. (the Company) was incorporated in the state of Washington in June 1981 and operated independently until it was acquired in 1988 by Novo Nordisk North America, a wholly owned subsidiary of Novo Nordisk A/S (Novo Nordisk). In November 2000, the Company became independent from Novo Nordisk upon completion of a private placement of Series B mandatorily redeemable convertible preferred stock with an investor consortium. In February 2002, the Company completed an initial public offering of common stock; at which time all Series A and B mandatorily redeemable convertible preferred stock was converted to common stock. Through this and other subsequent stock offerings, Novo Nordisk’s ownership percentage has been reduced to approximately 31% at December 31, 2007.

As an independent biopharmaceutical company, the Company is focused on the discovery, development and commercialization of protein therapeutics for the treatment of significant human diseases. The Company has generated a pipeline of proprietary product candidates and intends to commercialize them through internal development, collaborations with biopharmaceutical partners or out-licensing of patents. The first of these products, RECOTHROMTM Thrombin, topical (Recombinant), was approved by the U.S. Food and Drug Administration in January 2008.

Over the next few years the Company will need to seek additional funding through public or private financings, including debt and equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements. However, financing may not be available when required, or may not be available on acceptable terms.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a contractual maturity at date of purchase of three months or less to be cash and cash equivalents. The Company invests its cash and cash equivalents with major financial institutions, the amount of which generally exceeds federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Short-term and long-term investments

Investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders’ equity. Interest on securities classified as available-for-sale is included in investment income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to expected maturity. For investments in asset-backed securities, amortization of premiums and accretion of discounts are recognized in interest income using the interest method, adjusted for anticipated prepayments, as applicable. Estimates of expected cash flows are updated periodically and changes are recognized in the calculated effective yield prospectively. Amortization of

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

premiums and accretion of discounts are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary (of which there have been none to date) on available-for-sale securities are included in investment income. In assessing potential impairment of its short-term investments, the Company evaluates the impact of interest rates, potential prepayments on asset-backed securities, changes in credit quality, the length of time and extent to which the market value has been less than cost, and the Company’s intent and ability to retain the security to allow for an anticipated recovery in fair value. The cost of securities sold is based on the specific identification method.

Included in other assets is a long-term investment in common shares of BioMimetic Therapeutics, Inc. a company that licensed certain technologies from the Company and paid certain related milestone payments in shares of common stock. These shares became publicly traded in 2006 and, as a result, are adjusted to fair value, with the unrealized gain reported as a separate component of shareholders’ equity.

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

Leasehold improvements are amortized ratably over their estimated useful lives or the remaining term of the lease, whichever is shorter. At December 31, 2007, the Company is amortizing its leasehold improvements over periods ranging from 2 to 15 years.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Measurement of an impairment is required when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value. The Company has not recognized any impairment losses through December 31, 2007.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulleting No. 104, Revenue Recognition (SAB 104), and Emerging Issues Task Force Issue No. 00-21, Revenue Agreements with Multiple Deliverables (EITF 00-21). Revenue is recognized only when evidence of an agreement exists, terms are fixed and determinable, delivery has occurred and collection is probable.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company earns royalties on several products marketed by other companies. Royalties on these products are received within 60 days after the end of each calendar quarter. The Company accrues estimated royalties at the end of each quarter based on historical sales data and the patent life associated with the product. Adjustments are made in the following quarter reflecting the differences between the Company’s estimates and actual reported royalties and, to date, adjustments have not been significant.

The Company enters into various collaborative agreements that generate significant license, option or other upfront fees with subsequent milestone payments earned upon completion of development milestones. Where the Company has no continuing performance obligations under an arrangement, the Company recognizes milestone payments as revenue upon achievement of the milestone event, as this represents the culmination of a separate earnings process. Where the company has continuing performance obligations under an arrangement, revenue is recognized using one of two methods. Where the Company is able to estimate the total amount of services under the arrangement, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected performance are accounted for prospectively as a change in estimate. Where the Company cannot estimate the total amount of service that is to be provided, a time-based method is used to recognize revenue. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period, starting with the contract’s commencement, but not before the removal of any contingencies for each milestone. Proportional performance is determined based on the elapsed time compared to the total estimated performance period. Revenue recognized at any point in time is limited to the completed portion of the non-contingent payments received or due.

Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

Research and development costs

Research and development costs, consisting of salaries and benefits, costs of consumables, facility costs, contracted services and stock-based compensation, are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no future use are expensed when incurred. Reimbursement for shared research and development expenses received from collaboration partners are recorded as reductions to research and development expenses.

Patent costs

Costs relating to filing, pursuing, and defending patent applications are expensed to selling, general and administrative costs as incurred.

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

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company has adopted the modified prospective transition method under SFAS 123(R). Accordingly, prior periods have not been restated to reflect stock-based compensation. Fair value is determined using the Black-Scholes valuation method. The Company recorded the following amounts of stock-based compensation expense for the years ended December 31 (in thousands):

	2007	2006
Research and development expense	$13,591	$12,102
Selling, general and administrative expense	7,286	6,813

Total	$20,877	$18,915

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

Guarantees

In the normal course of business, the Company indemnifies other parties, including wholesalers, collaboration partners, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the parties harmless against losses arising from a breach of representations and covenants, or out of intellectual property infringement or other claims made against these parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential obligation under these indemnification agreements since any claim would be based on the facts and circumstances of the claim and the particular provisions of each agreement.

Loss per share

Basic and diluted net loss per share has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded all outstanding options to purchase common stock from the calculation of diluted net loss per share, as such shares are antidilutive for all periods presented.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net loss per share for years ended December 31 (in thousands, except per share data):

	2007	2006	2005
Net loss	$(148,144)	$(130,002)	$(78,027)

Weighted-average shares used in computing basic and diluted net loss per share	68,156	66,917	60,928

Basic and diluted net loss per share	$(2.17)	$(1.94)	$(1.28)

Securities not included in net loss per share calculation:
Options to purchase common stock	12,702	11,982	11,470

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 Accounting for Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for financial instruments in the financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company’s results of operations, cash flows and financial condition will not be affected by the adoption of FAS 157.

In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which allows entities to measure eligible financial instruments and certain other items at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for the Company’s fiscal years beginning after October 1, 2008. The Company is currently assessing the potential effect, if any, of implementing this standard on its results of operations, cash flows and financial condition.

In June 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company will prospectively adopt EITF 07-3 on January 1, 2008, which will impact the timing of expense recognition for certain payments made after December 31, 2007.

In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1). EITF 07-1 will require the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, the Company’s accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008 and will require the Company to apply it as a change in accounting principle through retrospective application to all prior periods for

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all collaborative arrangements existing as of the effective date. The Company is currently assessing the impact of EITF 07-1 on its results of operations, cash flows and financial condition.

2. Short-term investments

Short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007
Type of security:
Corporate debt securities	$34,582	$80	$(207)	$34,455
Asset-backed securities	77,114	221	(277)	77,058
U.S. government and agency securities	29,966	225	—	30,191

	$141,662	$526	$(484)	$141,704

Contractual maturity date:
Less than one year	$27,620			$27,499
Due in 1-5 years	96,323			96,600
Due in 5-10 years	4,255			4,294
Due in 10 years or more	13,464			13,311

	$141,662			$141,704

December 31, 2006
Type of security:
Commercial paper and money market	$4,000	$—	$—	$4,000
Corporate debt securities	74,546	60	(75)	74,531
Asset-backed securities	138,816	75	(612)	138,279
U.S. government and agency securities	36,094	2	(75)	36,021

	$253,456	$137	$(762)	$252,831

Contractual maturity date:
Less than one year	$55,906			$55,859
Due in 1-5 years	176,815			176,260
Due in 5-10 years	3,935			3,917
Due in 10 years or more	16,800			16,795

	$253,456			$252,831

The Company’s management has concluded that unrealized losses are temporary, as the duration of the decline in the value of the investments has been relatively short; the extent of the decline, both in dollars and percentage of cost is not severe; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is recovered. For the years ended December 31, 2007 and 2006, the weighted average expected maturity dates for all securities did not exceed three years.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the aggregate estimated fair value of the investments with unrealized losses was as follows (in thousands):

	Fair Value	Unrealized Loss
Corporate debt securities	$20,111	$(207)
Asset-backed securities	32,766	(277)
U.S. government and agency securities	1,300	—

	$54,177	$(484)

Unrealized loss positions for which other-than-temporary impairments have not been recognized at December 31, 2007, are summarized as follows (in thousands):

	Fair Value	Unrealized Loss
Less than one year	$17,672	$(141)
Greater than one year	36,505	(343)

	$54,177	$(484)

Realized gains were $379,000, $115,000 and $16,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Realized losses were $313,000, $263,000, and $550,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Reclassification adjustments reflected in other comprehensive income for net realized losses were $159,000, $146,000, $498,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

3.    Property and equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006
Land and buildings	$75,435	$75,190
Leasehold improvements	2,885	2,038
Furniture and equipment	53,515	48,928
Construction in progress	—	67

	131,835	126,223
Less: Accumulated depreciation and amortization	(61,134)	(54,681)

	$70,701	$71,542

Land and buildings include assets deemed owned in connection with the sale and leaseback financing transaction described in Note 5.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Accrued liabilities

Accrued liabilities consisted of the following at December 31 (in thousands):

	2007	2006
Vacation pay	$3,914	$3,469
Incentive compensation	5,586	5,116
Contract services	12,653	4,152
Severance payments	279	598
Other	523	787

	$22,955	$14,122

5.    Lease obligation

In October 2002, the Company completed a sale and leaseback transaction involving it’s headquarter buildings located in Seattle, Washington. The three buildings were sold for a total sale price of $52.3 million. Net proceeds from the transaction amounted to $50.5 million. Simultaneously, the Company agreed to lease the buildings from the purchaser for a period of 15 years, subject to four five-year renewal options. The initial rental payment of $5.1 million per year increases by 3.5% each year during the term. Rent for the renewal terms under these lease agreements will be the greater of fair market value or 90% of the rent for the last year prior to renewal. The Company has provided the lessor a security deposit in the form of pledged securities equal to two months base rent.

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

In 2003, the Company exercised its option to expand one of the leased buildings and, effective May 2004, the Company assumed occupancy of the new space. The Company incurred total project costs of approximately $21.0 million excluding equipment and received an advance from the landlord of $14.9 million. The advance from the landlord of $14.9 million has been reclassified as an addition to the long-term lease obligation with an annual effective interest rate of approximately 12%. At the end of the lease term, the remaining balance of the liability will approximate the net book value of the buildings leased. Upon the completion of the expansion project, the lease terms for all three buildings were reset to 15 years from the date of occupancy of the expansion space.

The Company is required to develop certain space within the expanded facility by June 2011. If this requirement is not satisfied, the Company must post a $1.0 million letter of credit (LOC) made available to the landlord until the lease specifications have been met. If the Company does not develop the space within specification by the end of the 15-year lease term, the landlord will have the right to draw down the full amount of the LOC in satisfaction of this obligation.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s scheduled payments under the lease obligation, including the additional payments related to the expansion and the reset of the lease term to 15 years:

Year ending December 31,
2008	$7,876
2009	8,152
2010	8,437
2011	8,733
2012	9,038
Thereafter	65,883

$108,119

6.    Related party transactions

Royalties

The Company earns royalties on several products marketed and sold by Novo Nordisk, including recombinant insulin and recombinant glucagon. Royalties are based on contracts predating the Company’s acquisition by Novo Nordisk. The Company earned royalties from Novo Nordisk of approximately $1.3 million, $2.6 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Option and License Agreement

In 2000, Novo Nordisk entered into an option and license agreement and over the term of the agreement, licensed seven proteins, of which three have been subsequently terminated. For each protein licensed by Novo Nordisk, the Company received an up-front license fee, the amount of which is dependent on the stage of the product candidate licensed. Additionally, Novo Nordisk is obligated to make payments upon the achievement of predefined development milestones and to pay royalties on sales of resulting products. Novo Nordisk is responsible for all development activities. The option and licensing agreement, originally scheduled to expire in November 2004, was extended for two more years, for which Novo Nordisk paid the Company $7.5 million each year. Revenue was deferred and recognized ratably over the extension period, until its expiration in November 2006.

IL–21

In 2001, pursuant to the option and license agreement, Novo Nordisk licensed the rights to IL-21 in territories outside of North America. Novo Nordisk is obligated to make milestone payments based on the achievement of development milestones and royalties on sales of any resulting products. No material payments were made or revenue recognized in 2005 and 2006 related to development milestones or royalties under this license. In 2007, the Company received a milestone payment of $3.5 million and recognized the payment as revenue as the Company had no other significant rights or obligations under this agreement.

In 2005, Novo Nordisk and the Company entered into a collaborative data sharing and cross-license agreement to develop and execute a joint global clinical development plan for IL-21 to achieve regulatory approval of a common product in the companies’ respective territories. There are no substantive obligations under the collaborative data sharing and license agreement and all activities falling under this development plan are intended to be performed separately but if agreed to by both parties, the development activity can be performed jointly. In the case of any agreed upon joint activities, cost sharing will be determined prior to

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning the development activity. The agreement expires on the later of completion of the global development plan or the expiration of the related patents. Either party can elect to terminate the agreement at any time with six months prior notice. During 2005, 2006 and 2007, joint development activities were insignificant.

In January 2007, the parties also entered into a manufacturing agreement whereby Novo Nordisk will supply IL-21 clinical materials to the Company. The Company can terminate the manufacturing agreement at any time. During 2007, under the manufacturing agreement, the Company incurred costs of $760,000 for the supply of clinical materials. In January 2008, Novo Nordisk announced that it is discontinuing its oncology research and development program and it intends to out-license its rights to IL-21. Novo Nordisk has also stated that it will continue ongoing development activities for IL-21 during discussions with potential partners. In the event the manufacturing agreement is terminated due to the termination of the collaborative data sharing and cross-license, Novo Nordisk will be responsible for supplying IL-21 in sufficient quantities to meet the requirements of the current global development plan for up to three years from the effective date of the termination.

IL–20

In 2004, the Company signed a license agreement with Novo Nordisk pursuant to the option and licensing agreement, providing it exclusive license rights to commercialize the Company’s IL-20 intellectual property in North America, effectively providing Novo Nordisk with worldwide rights to the protein. The license agreement included an execution fee of $4.0 million, and potential milestones and royalties. Novo Nordisk is responsible for all development activities. The entire execution fee was recognized as revenue in 2004. In November 2006, the license to IL-20 outside North America was amended, adding certain patents and making its scope consistent with the North America license. Novo Nordisk paid the company a fee of $500,000 upon execution of the amendment, together with reimbursement of patent costs totaling $180,000. These amounts were recorded as revenue and reduction of expenses, respectively, in 2006. In January 2007, the Company received and recorded as revenue a milestone payment of $1.0 million for the advancement of IL-20 to development lead status within Novo Nordisk.

Other Proteins

In 2004, the Company signed three license agreements with Novo Nordisk pursuant to the option and licensing agreement, providing exclusive rights to commercialize the Company’s intellectual property related to IL-28a, IL-29 and IL-31, outside North America. Each of the license agreements included execution fees of $750,000 and potential milestones and royalties. The Company recognized the full $2.3 million as license fee revenue in 2004. In July 2006, Novo Nordisk terminated its licenses to IL-28a and IL-29. In March 2007, the Company licensed an undisclosed protein outside of North America for $750,000 and potential milestones and royalties. The Company recognized the entire $750,000 as revenue as the Company has no continuing performance obligations. Additionally, in August 2007, the Company received and recorded as revenue a milestone payment of $1.0 million for the advancement of IL-31 to development lead status within Novo Nordisk. In December 2007, Novo Nordisk notified the Company of its decision to terminate the IL-31 license agreement. Accordingly, the agreement will be terminated effective June 2008, six months following the notification.

In May 2006, Novo Nordisk exercised its right under the option and licensing agreement to extend an option on a protein until the point it reaches preclinical status. In return for this extended option, Novo Nordisk paid the Company a $500,000 option extension fee. In October 2007, Novo Nordisk exercised its right to terminate the option extension agreement. The option extension fee was recorded as deferred revenue and was recognized over the option period, which was estimated to be three years. The remaining deferred revenue balance was

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as revenue upon termination. During the option period, Novo Nordisk was required to pay half of the research and development costs incurred to advance the respective protein to preclinical status.

Factor XIII License Agreements

In 2004, the Company entered into a license agreement with Novo Nordisk, with respect to recombinant Factor XIII. The license agreement provides that Novo Nordisk will develop and commercialize recombinant Factor XIII on a worldwide basis. The Company had continuing license obligations under the license agreement. The Company received $15.0 million upon signing of the agreement plus potential milestones and royalties. The initial $15.0 million payment was recognized over three years beginning in 2004. In 2006 and 2005, the Company recognized related revenue of $3.8 million and $9.0 million, respectively. Additionally, in 2005, the Company received a $3.3 million milestone payment, all of which was recorded as revenue in 2005 as all revenue recognition criteria were met and it had no continuing performance obligations. The Company was scheduled to receive milestone payments in 2006 totaling $6.8 million upon the passage of time or the completion of certain defined events performed by Novo Nordisk. In 2006, Novo Nordisk asserted that, under the terms of the license agreement, the milestone dates should be extended due to circumstances beyond its control. The Company disagreed with Novo Nordisk’s assertion but did not record the disputed revenue in 2006 as an agreement had not been reached and all revenue recognition criteria had not been met. In December 2007, the Company and Novo Nordisk reached agreement on the dispute and the Company received $6.8 million payment and recorded the payments as revenue as all revenue recognition criteria had been met.

Amounts receivable from Novo Nordisk were approximately $100,000 and $900,000 at December 31, 2007 and 2006, respectively.

7.    Merck Serono agreements

In August 2001, the Company entered into a collaborative development and marketing agreement with Ares Trading S.A., a wholly owned subsidiary of Serono S.A (Serono). In 2007, Serono was acquired by Merck KGaA, and Serono began operating as Merck Serono S.A. Under the agreement, the Company is now collaborating with Merck Serono, to develop the product candidate atacicept. The Company could receive license fee and milestone payments up to an aggregate of $52.5 million in connection with the development and approval of products, of which $15.5 million has been received to date. The Company shares research and development expenses worldwide, with the exception of Japan, where Merck Serono covers all expenses. The Company and Merck Serono (operating as EMD Serono) will share equally net sales, commercialization expenses and profits in North America, and the Company retains an option to co-promote products in North America. Merck Serono has exclusive rights to market products in the remainder of the world, for which the Company will receive royalties on net sales. The Company has the option of discontinuing funding of research and development and commercialization costs, and forgoing its right to co-promote products in North America. If the Company chooses to discontinue funding, EMD Serono would have exclusive marketing rights in North America, and the Company would receive a royalty on any sales in North America in lieu of sharing in the net sales, commercialization expenses and profits from the products. Merck Serono is responsible for manufacturing all products for both clinical trials and commercial sale. Payments received by the Company under the agreement are being amortized over the estimated term of the development program, approximately ten years.

In September 2004, the Company entered into a Master Agreement with Serono S.A. and Serono B.V., providing for a strategic research, development and commercialization alliance. On October 12, 2004, upon closing of the transaction, the Company issued and sold to Serono B.V. 3,176,620 shares of common stock at a price per share of $15.74, for an aggregate purchase price of $50.0 million. Additionally, in a series of related transactions, the Company entered into a strategic alliance agreement and three other product-related agreements

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to which it received total upfront fees of $31.3 million plus potential milestones and royalties. Under the terms of the alliance, the Company and Serono, now Merck Serono, will jointly fund and conduct research on certain protein candidates. Merck Serono has the option to license candidates designated for development, and the Company may elect to co-develop such candidates with Merck Serono. For each protein licensed or co-developed by Merck Serono, the Company will receive upfront fees plus potential milestone payments, royalties and profit-sharing. The fair market value of the shares of common stock purchased on the date of the transaction exceeded the common stock purchase price by $6.7 million. This amount was deferred and is being recorded as a reduction in license fee revenue over the five-year term of the strategic alliance. The Company has recorded revenue of $14.8 million under the agreement through December 31, 2007, which includes an election in 2007 to license a certain protein. Deferred revenue of $12.7 million as of December 31, 2007 will be ratably recognized over the remainder of the expected five-year development period.

8.    Bayer Schering Pharma A.G. agreements

In June 2007, the Company entered into a license and collaboration agreement and a co-promotion agreement with Bayer Schering Pharma A.G (Bayer). The agreements provide Bayer with an exclusive license to develop and sell rThrombin outside the United States and Bayer will also promote rThrombin in the United States for three years. The Company will record all United States sales and Bayer will be entitled to commissions on United States sales for five years.

The Company received a $30.0 million upfront milestone payment in 2007, a $40.0 million milestone payment in February 2008 based upon the January 17, 2008 FDA approval of rThrombin, $20.0 million of which will be repaid to Bayer as United States sales bonuses under the co-promotion, and may receive additional payments of up to $128.0 million based on regulatory filings, approvals and annual sales thresholds achieved by Bayer outside of the United States.

There are a variety of obligations which have been identified in the Company’s review of the license and collaboration agreement and the co-promotion agreement; these include the grant of various licenses, the supply of bulk drug product, participation on a United States co-promotion committee, research and development support prior to regulatory approval, formation and maintenance of a United States sales force and supply of finished drug product. All of the substantive obligations under the agreements are expected to be delivered from the execution date of the agreement until the first quarter of 2013 commencing with the grant of various licenses, with the exception of bulk drug supply which the Company is obligated to supply over the entire term of the license and collaboration agreement.

The Company has evaluated the agreement under the provisions of EITF 00-21 and has determined that there are two separate units of accounting. The first unit of accounting consists of the grant of various licenses, participation on the United States co-promotion committee, research and development support prior to regulatory approval, formation and maintenance of a United States sales force and supply of finished drug product until the first quarter of 2013. The second unit of accounting consists of supplying bulk drug product over the term of the agreement. The Company believes the combined obligations in the first unit of accounting have value to Bayer on a standalone basis. Regarding the second unit of accounting, the Company also believes it has objective and reliable evidence of the fair value of the bulk drug product to be supplied over the term of the license and collaboration agreement based on the purchase price paid to the third party supplier of the bulk drug product. There are no general rights of return under the agreements.

The first unit of accounting is to be provided until the first quarter of 2013. Thereafter, the only undelivered element is to provide bulk drug product for the remaining term of the license and collaboration agreement. The

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company uses the residual method to allocate its arrangement consideration between the two units of accounting. The Company recognizes revenue attributable to the first unit of accounting using a proportional performance model. The Company has the ability to estimate the proportional progress based on the costs expected to be incurred under the agreement. The Company has determined based upon the nature and timing of its obligations that cost inputs are the best measure of performance under the arrangements. The Company will recognize revenue attributable to the supply of bulk drug product as the bulk drug is delivered to the customer provided all other revenue recognition criteria are met.

During 2007, the Company recognized $6.2 million of revenue for services performed under the agreements, which is included in license fee and milestone payments. Deferred revenue at December 31, 2007 related to the collaboration was $23.8 million.

9.    Retirement plans

Defined contribution

The Company maintains a 401(k) retirement plan covering substantially all of its employees. The plan provides for matching and discretionary contributions by the Company. Such contributions were approximately $2.3 million, $2.3 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred compensation plan

The Company has a Deferred Compensation Plan (DCP) for key employees. Eligible plan participants are designated by the Company’s board of directors. The DCP allows participants to defer up to 50% of their annual compensation and up to 100% of any bonus. At December 31, 2007 and 2006, approximately $5.4 million and $4.6 million, respectively, was deferred under the DCP and was recorded both as a noncurrent asset and a noncurrent liability.

10.    Income taxes

At December 31, 2007, the Company had net operating loss carryforwards of approximately $519.1 million, research and development tax credit carryforwards of approximately $32.6 million, a rehabilitation tax credit carryforward of $1.5 million and alternative minimum tax credit carryforwards of $1.2 million. The carryforwards are available to offset future tax liabilities. The net operating loss carryforwards will begin to expire from 2021 – 2027, the research and development tax credits expire from 2008 – 2027 and the rehabilitation tax credit will expire in 2009. The alternative minimum tax credit will carry forward indefinitely. Utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations under ownership change limitations established by the Internal Revenue Code Section 382. The annual limitations may result in the expiration of net operating loss and tax credit carryforwards before they can be utilized.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities arise from temporary differences between financial and tax reporting. The Company has provided a valuation allowance at December 31, 2007 and 2006 to offset the excess of deferred tax assets over the deferred tax liabilities, due to the uncertainty of realizing the benefits of the net deferred tax asset. Deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$181,695	$144,660
Research and development tax credit carryforwards	32,575	28,731
Alternative minimum tax credit carryforwards	1,242	1,242
Rehabilitation tax credit carryforward	1,507	1,507
Intellectual property purchased from Novo Nordisk	2,499	3,749
Deferred gain on sale of assets	7,367	7,097
Deferred revenue	12,361	2,787
Stock option compensation	4,399	2,138
Other	4,641	4,500

	248,286	196,411
Deferred tax liabilities:
Deferred revenue	(3,076)	(2,435)

	245,210	193,976
Less: Valuation allowance	(245,210)	(193,976)

Net deferred tax asset	$—	$—

The valuation allowance increased by $51.2 million, $49.5 million and $31.6 million in 2007, 2006 and 2005 respectively, to fully reserve the net deferred tax assets.

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

The reconciliation between the Company’s effective tax rate and the income tax rate is as follows for the years ended December 31:

	2007	2006	2005
Federal income tax rate	(35)%	(35)%	(35)%
Research and development tax credits	(3)	(3)	(4)
Valuation allowance	35	38	41
Other	3	—	(2)

Effective tax rate	0%	0%	0%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company files its income tax return in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2003. However, the Internal Revenue Service (IRS) could adjust certain unused tax attributes carried forward from tax years prior to 2003. The Company believes that if subjected to an IRS income tax audit, any assessments would be immaterial to its financial statements. State returns have not been filed because the Company believes that it does not have a significant business nexus in any state other than Washington State, which does not have a corporate income tax.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$—
Additions based on tax positions related to the current year	854
Additions for tax positions of prior years	516
Reductions for tax positions of prior years	—
Settlements/Statute of Limitation Lapse	—

Balance at December 31, 2007	$1,370

When and if applicable, the Company will classify income tax-related interest and penalties as income tax expense in its Consolidated Statements of Operations.

11.    Commitments and Contingencies

Operating lease commitments

In November 2001, the Company entered into a noncancelable operating lease agreement for office space near its corporate headquarters in Seattle, Washington. The lease term for one floor of the building began on February 1, 2002. In February 2004, December 2005, and September 2006 the Company occupied additional office space in the same building with the terms of the leases ending between April 2009 and February 2012. The office space occupied in February 2002 and February 2004 is subject to renewal options for up to two additional terms of five years each. Total annual lease payments under the leases average approximately $2.2 million per year over their terms.

Gross rental expense for the years ended December 31, 2007, 2006, and 2005 was $2.0 million, $1.5 million, and $1.1 million, respectively.

The following table presents the Company’s commitments for future minimum rental payments under noncancelable operating leases with initial or remaining terms in excess of one year (in thousands):

Year ending December 31,
2008	$2,493
2009	1,947
2010	1,768
2011	1,799
2012	151

$8,158

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain lease agreements provide for scheduled rent increases over the term of the related lease. The Company is recognizing rent expense on a straight-line basis over the related lease term.

Other commitments

Certain key employees have employment agreements with the Company which provide for salary, health insurance and certain additional severance benefits.

Contingencies

The Company has a license agreement with a third party under which the Company is obligated to pay royalties based upon the application of an agreed-upon formula, which contains certain variables that are subject to interpretation. Through 2007, the Company has recorded approximately $262,000 in royalty expense, which it believes fully satisfied its obligation under the license agreement. In January 2008, the other party claimed that the Company owes approximately $2.3 million under its interpretation. The Company continues to believe that its method of calculating the amount of royalties due is valid and intends to vigorously defend its position. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and has concluded that it is not required to record a liability.

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

Stock options

In March 2000, the Company adopted the 2000 Stock Incentive Plan (the 2000 Plan). Upon completion of the Company’s initial public offering in February 2002, the 2000 Plan was suspended and the 2001 Stock Incentive Plan (the 2001 Plan) became effective. Both Plans provide for the issuance of incentive stock options and nonqualified stock options to employees, directors, consultants and other independent contractors who provide services to the Company. The Company’s board of directors is responsible for administration of the Plans and determines the term of each option, exercise price and the vesting terms. The 2001 Plan provides for an annual increase in authorized shares effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors. The first annual increase under the 2001 Plan occurred upon completion of the Company’s initial public offering. Any shares from the 2000 Plan that are not actually issued shall continue to be available for issuance under the 2001 Plan. The Company has reserved a total of 22,438,650 shares of common stock for issuance under the Plans, of which 3,902,116 are available for future grant at December 31, 2007. Options granted to employees under the Plans generally vest over a four-year period and expire ten years from the date of grant. Options to purchase 843,085 shares have been granted to board members, of which 144,000 options were immediately exercisable, 447,085 options vest over approximately one year and 252,000 vest over four years.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the Plans is presented below (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2006	11,470	$10.88
Granted	2,639	19.58
Exercised	(1,564)	7.05
Forfeited	(502)	17.94
Expired	(61)	20.07

Balance, December 31, 2006	11,982	12.95	6.6	$52,611
Granted	2,724	15.06
Exercised	(1,029)	4.92
Forfeited	(562)	17.91
Expired	(413)	18.27

Balance, December 31, 2007	12,702	$13.66	6.6	$25,295

Exercisable, December 31, 2007	7,978	$11.74	5.4	$25,291

The Company has capitalized $33,000 of stock-based compensation cost to an internal software development project in the year ended December 31, 2006. No such amounts were capitalized in 2007. As of December 31, 2007, there was $34.6 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately three years.

The Company has elected to adopt the alternative transition method provided in the FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).

Estimated fair values of stock options granted have been determined using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Expected stock price volatility	53%	56%	58%
Risk-free interest rate	4.57%	4.55%	3.94%
Expected life of options	6.1 years	6.1 years	5.1 years
Expected dividend yield	0%	0%	0%

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

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of stock option value under the Plans is presented below (in thousands, except per stock option share data):

	2007	2006	2005
Weighted average grant-date fair value per stock option share granted	$8.49	$11.37	$10.25
Total intrinsic value of stock options exercised	$10,213	$19,765	$11,573
Total fair value of stock options vested	$21,681	$18,402	$17,442

The following table illustrates the effect on net loss and loss per share for the periods presented as if the fair value based method prescribed by SFAS 123 had been applied to all outstanding and unvested awards (in thousands, except per share data):

2005
Net loss, as reported	$(78,027)
Add: employee stock-based compensation under APB 25 included in reported net loss	2,913
Deduct: employee stock-based compensation expense determined under the fair value method	(18,523)

Net loss, pro forma	$(93,637)

Basic and diluted net loss per share, as reported	$(1.28)

Basic and diluted net loss per share, pro forma	$(1.54)

13.    Subsequent Event

In February 2008, the Company reduced its existing workforce by approximately 40 people to reflect the evolving focus of its business. As a result of the staff reduction, the Company will record an expense of approximately $2.5 million in the first quarter of 2008 for severance related costs.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Financial Results (unaudited)

The following table contains selected statements of operations information, which is unaudited and should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Operating results for each quarter of 2007 and 2006 are summarized as follows (in thousands):

	March 31	June 30	September 30	December 31
2007
Revenue	$5,182	$4,237	$8,533	$20,525
Net loss	$(33,309)	$(37,255)	$(39,013)	$(38,567)
Basic and diluted net loss per common share	$(0.49)	$(0.55)	$(0.57)	$(0.56)

	March 31	June 30	September 30	December 31
2006
Revenue	$7,391	$8,067	$5,552	$4,370
Net loss	$(31,657)	$(29,971)	$(31,225)	$(37,149)
Basic and diluted net loss per common share	$(0.48)	$(0.45)	$(0.47)	$(0.55)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the Securities Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

(a) The information required by this item with respect to our directors is incorporated by reference to the sections captioned “Proposal I: Election of Directors” and “Report of the Audit Committee” in the proxy statement for our annual meeting of shareholders to be held on June 18, 2008. We will file the proxy statement within 120 days of December 31, 2007, our fiscal year end.

(b) The information required by this item with respect to our executive officers is incorporated by reference to the section captioned “Executive Officers” in the proxy statement for our annual meeting of shareholders to be held on June 18, 2008.

(c) The information required by this item with respect to our corporate governance is incorporated by reference to the sections captioned “Corporate Governance,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for our annual meeting of shareholders to be held on June 18, 2008. We have adopted a Code of Ethics applicable to our chief executive officer, chief financial officer and others responsible for our corporate financial reporting. A copy of the Code of Ethics is available on our website at www.zymogenetics.com.

Item 11.    Executive Compensation

The information required by this item with respect to executive compensation is incorporated by reference to the sections captioned “Executive Compensation” and “Corporate Governance” in the proxy statement for our annual meeting of shareholders to be held on June 18, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item with respect to beneficial ownership is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our annual meeting of shareholders to be held on June 18, 2008.

The following table provides information regarding our equity compensation plans at December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	12,701,817	$13.66	3,902,116
Equity compensation plans not approved by security holders	—	—	—

Total	12,701,817	$13.66	3,902,116

(1)	Does not include an increase of 2,700,000 shares, effective January 1, 2008, pursuant to a provision of the 2001 Plan that provides for an annual increase effective the first day of each year equal to the least of (i) 2,700,000 shares; (ii) 5% of the outstanding common stock as of the end of the Company’s preceding fiscal year; and (iii) a lesser amount as determined by the Board of Directors.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

(a) The information required by this item with respect to certain relationships and related transactions is incorporated by reference to the section captioned “Certain Transactions” in the proxy statement for our annual meeting of shareholders to be held on June 18, 2008.

(b) The information required by this item with respect to director independence is incorporated by reference to the section captioned “Corporate Governance” in the proxy statement for our annual meeting of shareholders to be held on June 18, 2008.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our annual meeting of shareholders to be held on June 18, 2008.

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

3.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of ZymoGenetics, Inc.	(C	)

3.2	Amended and Restated Bylaws.	(Q	)

9.1	Agreement and Waiver of Co-Sale Rights, dated July 16, 2001, by and among ZymoGenetics, Inc., the holders of Series B Preferred Stock listed on the signature pages thereto and Serono B.V.	(A	)

9.2	Share Transfer and Voting Agreement, dated January 2, 2001, by and between Warburg, Pincus Equity Partners, L.P. and Mount Everest Advisors, L.L.C. and acknowledged by ZymoGenetics, Inc.	(A	)

10.1†	Amended and Restated Employment Agreement, dated February 3, 2005, between ZymoGenetics, Inc. and Bruce L.A. Carter, Ph.D.	(J	)

10.2†	Employment Agreement, dated March 21, 2001, between ZymoGenetics, Inc. and Jan K. Öhrström.	(A	)

10.3†	Employment Agreement, dated August 29, 2004, between ZymoGenetics, Inc. and Douglas E. Williams.	(H	)

10.4†	Employment Agreement, dated August 9, 2005, between ZymoGenetics, Inc. and Nicole Onetto.	(K	)

10.5†	Employment Agreement, dated April 25, 2006 between ZymoGenetics, Inc. and Vaughn B. Himes.	(L	)

10.6†	Employment Agreement, dated May 1, 2006 between ZymoGenetics, Inc. and Michael J. Dwyer.	(L	)

10.7†	Amended and Restated Employment Agreement dated May 1, 2007 between ZymoGenetics, Inc and James A. Johnson.	(O	)

Exhibit No.	Description
10.8†	Amended and Restated Employment Agreement dated May 1, 2007 between ZymoGenetics, Inc and Suzanne Shema.	(O	)

10.9†	First Amendment to Employment Agreement effective July 1, 2007 between ZymoGenetics, Inc. and Douglas E. Williams.	(P	)

10.10†	Amended and Restated 2000 Stock Incentive Plan.	(A	)

10.11†	2001 Stock Incentive Plan.	(A	)

10.12†	Amended and Restated Stock Option Grant Program for Nonemployee Directors under the ZymoGenetics 2001 Stock Incentive Plan.	(M	)

10.13†	2001 Stock Incentive Plan, Form of Stock Option Grant Notice.	(O	)

10.14†	Deferred Compensation Plan for Key Employees.	(A	)

10.15*	Insulin Agreement, dated August 6, 1982, between ZymoGenetics, Inc. and Novo Industri A/S.	(A	)

10.16	Amendment to Insulin Agreement, dated May 18, 2004, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(G	)

10.17*	Addendum to Insulin Agreement, dated May 18, 2004, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(G	)

10.18*	Letter Agreement, dated March 13, 1987, between ZymoGenetics, Inc. and Novo Industri A/S.	(A	)

10.19*	Amended and Restated Human Glucagon, Analogues of Human Glucagon, Analogues of Human Insulin Letter Agreement, dated September 28, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A	)

10.20*	License Agreement for Analogues of Human Insulin, dated September 28, 2000, between the registrant and Novo Nordisk Health Care AG.	(A	)

10.21*

License Agreement, dated January 18, 1994, including Amendment No. 1, dated January 1, 1997, and Amendment No. 2, dated June 5, 2000, between and among ZymoGenetics, Inc., Novo Nordisk A/S, Johnson & Johnson and Chiron Corporation.

		(A	)

10.22*	Royalty Agreement pertaining to the January 18, 1994 Agreement Relating to Platelet Derived Growth Factor, dated January 1, 2000, between ZymoGenetics, Inc. and Novo Nordisk.	(A	)

10.23*	License Agreement, dated December 31, 1998, as amended on February 4, 1999 and October 23, 2000, between ZymoGenetics, Inc. and St. Jude Children’s Research Hospital.	(A	)

10.24*	Option and License Agreement, effective November 10, 2000, as amended effective as of June 16, 2000 and October 20, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A	)

10.25*	Cross-License Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S, Enzyme Business.	(A	)

10.26*	Cross-License Agreement, effective November 10, 2000, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(A	)

10.27*	Collaborative Development and Marketing Agreement, effective August 30, 2001 by and between ZymoGenetics, Inc. and Ares Trading S.A.	(A	)

10.28*	Exclusive Patent License Agreement, effective December 18, 2002, between ZymoGenetics, Inc. and Aventis Behring GmbH.	(D	)

10.29	Series B Preferred Stock Purchase Agreement, dated October 20, 2000, by and among ZymoGenetics, Inc., Novo Nordisk A/S and the other investors listed on Exhibit A thereto.	(A	)

10.30	Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, effective as of November 10, 2000.	(A	)

Exhibit No.	Description
10.31

First Amendment to Shareholders’ Agreement by and among ZymoGenetics, Inc., Novo Nordisk A/S, Novo Nordisk Pharmaceuticals, Inc. and the investors listed on Schedule A thereto, dated as of February 4, 2002.

		(B	)

10.32	Investors’ Rights Agreement by and among ZymoGenetics, Inc., Novo Nordisk Pharmaceuticals, Inc. and the persons listed on Schedule A thereto, effective as of November 10, 2000.	(A	)

10.33	Tax Sharing Agreement, effective October 20, 2000, between ZymoGenetics, Inc. and Novo Nordisk of North America, Inc.	(A	)

10.34	Office Lease Agreement, dated November 9, 2001, between ZymoGenetics, Inc. and 1144 Eastlake LLC.	(A	)

10.35	Lease Agreement, dated October 4, 2002, between ZymoGenetics, Inc. and ARE-1201/1208 Eastlake Avenue, LLC.	(D	)

10.36	Amendment No. 2 to Lease Agreement, dated July 19, 2004, between ZymoGenetics, Inc. and ARE-1201/1208 Eastlake Avenue, LLC.	(G	)

10.37	Lease Agreement, dated October 4, 2002, between ZymoGenetics, Inc. and ARE-1208 Eastlake Avenue, LLC.	(D	)

10.38	Amendment No. 2 to Lease Agreement, dated June 14, 2004, between ZymoGenetics, Inc. and ARE-/1208 Eastlake Avenue, LLC.	(G	)

10.39	Addendum to Office Lease Agreement, dated September 29, 2005, between ZymoGenetics, Inc. and 1144 Eastlake LLC.	(K	)

10.40	Office Sub-Lease Agreement, dated September 29, 2005, between ZymoGenetics, Inc. and ConocoPhillips Company.	(K	)

10.41	Office Sub-Lease Agreement, dated June 1, 2006, between ZymoGenetics, Inc. and Softchoice Corporation.	(M	)

10.42	Assignment of Lease and Consent to Assignment, dated December 31, 2006, between ZymoGenetics, Inc. and Pacific Land Design, P.C.	(M	)

10.43*	Development and Supply Agreement, dated October 1, 2003, between ZymoGenetics, Inc. and Abbott Laboratories.	(E	)

10.44*	Strategic Alliance Agreement, dated October 12, 2004, between ZymoGenetics, Inc. and Serono S.A.	(I	)

10.45*	License Agreement for Recombinant Factor XIII, dated October 4, 2004, among ZymoGenetics, Inc., Novo Nordisk A/S and Novo Nordisk Health Care AG.	(I	)

10.46*	Amendment No. 1 to License Agreement for Recombinant Factor XIII, dated December 7, 2007, among ZymoGenetics, Inc., Novo Nordisk A/S and Novo Nordisk Health Care AG.

10.47*	Collaborative Data Sharing and License Agreement dated August 11, 2005, between ZymoGenetics, Inc. and Novo Nordisk A/S.	(K	)

10.48*	Manufacturing Service Agreement relating to rhThrombin between Patheon Italia S.p.A. and ZymoGenetics, Inc., executed January 19, 2007.	(N	)

10.49	Amendment No. 1 to Manufacturing Service Agreement relating to rhThrombin between Patheon Italia S.p.A. and ZymoGenetics, Inc., executed December 3, 2007

10.50*	U. S. Co-Promotion Agreement by and between ZymoGenetics, Inc. and Bayer HealthCare, LLC, executed June 18, 2007.	(O	)

10.51*	License and Collaboration Agreement by and between ZymoGenetics, Inc. and Bayer Schering Pharma A. G., executed June 18, 2007.	(O	)

Exhibit No.	Description
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Portions of these exhibits have been omitted based on a grant of confidential treatment from the Securities and Exchange Commission. The omitted portions of these exhibits have been filed separately with the SEC.
(A)	Incorporated by reference to ZymoGenetics, Inc. Registration Statement on Form S-1 (No. 333-69190) filed on September 10, 2001, as amended.
(B)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(C)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(D)	Incorporated by reference to ZymoGenetics, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.
(E)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(F)	Incorporated by reference to ZymoGenetics, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.
(G)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(H)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(I)	Incorporated by reference to ZymoGenetics, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.
(J)	Incorporated by reference to ZymoGenetics, Inc. Current Report on Form 8-K dated as of February 3, 2005.
(K)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(L)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(M)	Incorporated by reference to ZymoGenetics, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.
(N)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(O)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(P)	Incorporated by reference to ZymoGenetics, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(Q)	Incorporated by reference to ZymoGenetics, Inc. Current Report on Form 8-K dated as of November 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYMOGENETICS, INC.

Date: February 28, 2008	By:	/s/ BRUCE L.A. CARTER, PH.D.
Bruce L.A. Carter, Ph.D. Chief Executive Officer

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

Signature	Title	Date

/S/ BRUCE L.A. CARTER, PH.D. Bruce L.A. Carter, Ph.D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2008

/S/ JAMES A. JOHNSON James A. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	February 28, 2008

/S/ JAMES A. HARPER James A. Harper	Director	February 28, 2008

/S/ JUDITH A. HEMBERGER, PH.D. Judith A. Hemberger, Ph.D.	Director	February 28, 2008

/S/ DAVID I. HIRSH, PH.D. David I. Hirsh, Ph.D.	Director	February 28, 2008

/S/ JONATHAN S. LEFF Jonathan S. Leff	Director	February 28, 2008

/S/ DAVID H. MACCALLUM David H. MacCallum	Director	February 28, 2008

/S/ KURT ANKER NIELSEN Kurt Anker Nielsen	Director	February 28, 2008

/S/ EDWARD E. PENHOET, PH.D. Edward E. Penhoet, Ph.D.	Director	February 28, 2008

/S/ LARS REBIEN SØRENSEN Lars Rebien Sørensen	Director	February 28, 2008