Form 10-Q
period 2008-03-31
ZYMOGENETICS INC
filed 2008-05-06
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at April 30, 2008: 68,698,914 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2008

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZYMOGENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$46,821	$29,237
Short-term investments	108,245	141,704
Receivables	10,099	7,237
Inventory	3,292	—
Land held for sale	4,509	—
Prepaid expenses	5,795	4,604

Total current assets	178,761	182,782
Property and equipment, net	65,006	70,701
Other assets	7,812	9,598

Total assets	$251,579	$263,081

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,564	$11,952
Accrued liabilities	18,278	22,955
Deferred revenue	27,061	29,053

Total current liabilities	52,903	63,960
Lease obligations	67,122	67,044
Deferred revenue	47,668	11,864
Other noncurrent liabilities	5,169	5,383
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 68,677 and 68,528 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	765,204	758,836
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Accumulated deficit	(686,858)	(645,962)
Accumulated other comprehensive income	371	1,956

Total shareholders’ equity	78,717	114,830

Total liabilities and shareholders’ equity	$251,579	$263,081

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Product sales, net	$986	$—
Royalties	1,534	1,950
Collaborations and licenses	10,992	3,232

Total revenues	13,512	5,182

Costs and expenses
Costs of product sales	106	—
Research and development	39,248	29,768
Selling, general and administrative	14,627	9,695

Total costs and expenses	53,981	39,463

Loss from operations	(40,469)	(34,281)
Other income (expense)
Investment income	1,462	2,878
Interest expense	(1,889)	(1,906)

Total other income (expense)	(427)	972

Net loss	$(40,896)	$(33,309)

Net loss per share - basic and diluted	$(0.60)	$(0.49)

Weighted-average number of shares used in computing basic and diluted net loss per share	68,619	67,718

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(40,896)	$(33,309)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,782	1,661
Net gain on disposition of property and equipment	(10)	(4)
Stock-based compensation	6,055	5,451
Net realized loss on sale of short-term investments	202	32
Net amortization (accretion) of premium (discount) on short-term investments	26	(222)
Changes in operating assets and liabilities
Receivables	(2,862)	(294)
Inventory	(3,292)	—
Prepaid expenses	(1,191)	(1,198)
Other assets	215	(524)
Accounts payable	(4,388)	(2,840)
Accrued liabilities	(4,677)	(3,514)
Deferred revenue	33,812	(1,475)
Other noncurrent liabilities	(136)	533

Net cash used in operating activities	(15,360)	(35,703)

Investing activities
Purchases of property and equipment	(721)	(1,545)
Purchases of short-term investments	(55,641)	(37,391)
Proceeds from sale of property and equipment	135	3
Proceeds from sale and maturity of short-term investments	88,858	91,988

Net cash provided by investing activities	32,631	53,055

Financing activities
Proceeds from exercise of stock options	313	2,404

Net cash provided by financing activities	313	2,404

Net increase in cash and cash equivalents	17,584	19,756
Cash and cash equivalents at beginning of period	29,237	5,577

Cash and cash equivalents at end of period	$46,821	$25,333

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

These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

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

Basic and diluted net loss per share have been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded 14.1 million outstanding options to purchase common stock and 620,500 restricted stock units as such potential shares are antidilutive for all periods presented.

3.	Available-for-sale securities

Short-term investments

Short-term investments consisted of the following at March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$17,699	$101	$(82)	$17,718
Asset-backed securities	46,713	174	(712)	46,175
U.S. government and agency securities	43,804	548	—	44,352

	$108,216	$823	$(794)	$108,245

Maturity date:
Less than one year	$29,086			$29,150
Due in 1-5 years	64,044			64,664
Due in 5-10 years	2,254			2,264
Due in 10 years or more	12,832			12,167

	$108,216			$108,245

The Company’s management has concluded that unrealized losses are temporary, as the duration of the decline in the value of the investments has been relatively short; the extent of the decline, both in dollars and percentage of cost is not severe; and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is expected to be recovered. For the three month period ended March 31, 2008, the weighted average expected maturity dates for all securities did not exceed three years.

Long-term investment

Included in other assets is a long-term investment in common shares of BioMimetic Therapeutics, Inc. (BMTI), a company that licensed certain technologies from the Company and made certain payments in shares of common stock. These shares became publicly traded in 2006 and, as a result, are adjusted to fair value, with the unrealized gain reported as a separate component of shareholders’ equity. For the quarter ended March 31, 2008, the unrealized gain on the investment decreased by $1.6 million. As of March 31, 2008, the remaining unrealized gain on the investment was $343,000.

Fair value measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 establishes that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair value hierarchy based on the inputs used to measure fair value. The three levels of the fair value hierarchy defined by FAS 157 are as follows:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities (for example exchange quoted prices);

•

Level 2 – Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not sufficiently active to qualify as Level 1, other observable inputs, or inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company’s short-term and long-term investments accounted for at fair value as of March 31, 2008 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments:
Corporate debt securities	$—	$17,718	$—	$17,718
Asset-backed securities	—	46,175	—	46,175
U.S. government and agency securities	26,809	17,543	—	44,352

	$26,809	$81,436	$—	$108,245

Long-term investment:
BMTI common stock	$1,343	$—	$—	$1,343

4.	Inventory

Inventory is stated at the lower of cost or market. Cost includes amounts related to materials, labor and overhead, and is determined on a specific identification basis in a manner which approximates the first-in, first-out (FIFO) method. Prior to FDA approval of RECOTHROM on January 17, 2008, all manufacturing related costs were expensed as research and development. The inventory balances reflect the cost of post-approval manufacturing activities. Inventory as of March 31, 2008 is summarized as follows (in thousands):

Work in process	$199
Finished goods	3,093

Total	$3,292

5.	Land held for sale

The Company is negotiating with a potential buyer to sell land located near its corporate headquarters. Previously, the land had been held for future expansion. The carrying cost of the land, which was $4.5 million as of March 31, 2008, has been reclassified from property and equipment to current assets.

6.	Product sales and costs of product sales

RECOTHROM was approved by the FDA on January 17, 2008. Sales of RECOTHROM are recognized as revenue when the product is shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated cash discounts, rebates, chargebacks, and returns. Prior to FDA approval, all third party manufacturing costs and an allocation of Company labor and overhead associated with the manufacturing of RECOTHROM for commercial sale were expensed as research and development costs as incurred. Subsequent to RECOTHROM approval, these costs are recorded as inventory. Costs of product sales includes the inventory and distribution costs associated with RECOTHROM product revenue.

7.	Stock compensation

In February 2008, the Company granted 620,500 restricted stock units to non-officer employees under the Company’s 2001 Stock Incentive Plan. These shares will vest over a three-year period with one-third vesting on each anniversary of the grant date. The grant date fair value for the restricted stock unit awards was the closing market price of the Company’s common stock on the date of grant, which was $9.26 per share. As of March 31, 2008, there were $5.5 million of total unrecognized compensation costs related to nonvested restricted stock units, which are expected to be recognized on a straight line basis through February 2011.

In January 2008, the Company issued a total of 57,200 unrestricted shares of common stock to employees of the Company in recognition of FDA approval of RECOTHROM. The share price used to determine compensation was $13.05, based on the closing price on the date the compensation committee of the Company’s board of directors approved the distribution. Additionally, the compensation amount was increased to include payroll taxes paid on behalf of the employees. The entire $1.1 million of costs related to the issuance were expensed in January 2008.

The following table shows stock-based compensation expense by type of award for the three-month periods ended March 31 (in thousands):

	2008	2007
Stock options	$5,109	$5,451
Restricted stock units	199	—
Unrestricted stock grants	747	—

Total	$6,055	$5,451

The following table shows stock-based compensation expense by expense classification for the three-month periods ended March 31 (in thousands):

	2008	2007
Research and development expense	$3,948	$3,556
Selling, general and administrative expense	2,107	1,895

Total	$6,055	$5,451

No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized.

8.	Comprehensive loss

For the three months ended March 31, 2008 and 2007, total comprehensive loss was $42.5 million and $32.5 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term and long-term investments. The net change in accumulated other comprehensive gain for the three months ended March 31, 2008 was a $1.6 million reduction, reflecting a $14,000 decrease in net unrealized gains on short-term investments and a decrease of $1.6 million in unrealized gain on long-term investments.

9.	Related party transactions

Novo Nordisk owned approximately 30% and 31% of the Company’s outstanding common stock at March 31, 2008 and 2007, respectively. The following table summarizes revenue earned from Novo Nordisk for the three-month periods ended March 31 (in thousands):

	2008	2007
Royalties	$—	$632
Collaborations and licenses
IL-20	2,004	1,004
rFactor XIII	2,500	—
Other	4	796

Total	$4,508	$2,432

Royalties

The Company earned royalties on two products marketed and sold by Novo Nordisk, recombinant insulin and recombinant glucagon. Royalties have decreased due to insulin and glucagon patent expiration.

Collaborations and Licenses

In 2004, the Company signed a license agreement granting Novo Nordisk exclusive world-wide license rights to commercialize the Company’s IL-20 intellectual property. Novo Nordisk is responsible for all development activities and the Company has no significant continuing obligations under the license agreement. In January 2007, the Company received and recorded as revenue a milestone payment of $1.0 million for the advancement of IL-20 to development lead status within Novo Nordisk. In February 2008, the Company received and recorded as revenue a milestone payment of $2.0 million for a Novo Nordisk Investigational New Drug filing related to IL-20.

In 2004, the Company entered into a license agreement with Novo Nordisk, with respect to recombinant Factor XIII. The license agreement provides that Novo Nordisk will independently develop and commercialize recombinant Factor XIII on a worldwide basis. In February 2008, the Company received and recorded as revenue a milestone payment of $2.5 million related to Novo Nordisk’s achievement of certain manufacturing targets for rFactor XIII.

Amounts receivable from Novo Nordisk were approximately $232,000 at March 31, 2008 and $111,000 at December 31, 2007.

10.	Recent accounting pronouncements

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

In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1). EITF 07-1 will require the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, the Company’s accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008 and will require the Company to apply it as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. The Company is currently assessing the impact of EITF 07-1 on its results of operations, cash flows and financial condition.

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed.

In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2) which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company’s results of operations, cash flows or financial condition. See Note 3 for information and related disclosures regarding our fair value measurements.

11.	Contingencies

The Company has a license agreement with a third party under which the Company is obligated to pay royalties based upon the application of an agreed-upon formula, which contains certain variables that are subject to interpretation. Through March 31, 2008, the Company has recorded approximately $274,000 in royalty expense, which it believes fully satisfied its obligation under the license agreement. In the fourth quarter of 2005, the other party claimed that the Company owes a total of $1.5 million under its interpretation of the royalty formula. The Company continues to believe that its method of calculating the amount of royalties due is valid and intends to vigorously defend its position. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and has concluded that it is not required to record a liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with our preclinical and clinical development, commercialization of products, regulatory oversight, relationships with third parties, intellectual property claims and litigation and other risks detailed in our public filings with the Securities and Exchange Commission, including those risks described in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and other factors that may affect our business, prospects, results of operations and financial condition.

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

An important element of our strategy is that we intend to maintain all or a significant share of the commercial rights to our commercial product, RECOTHROM which was approved by the FDA on January 17, 2008, and to a number of our product candidates in North American markets. As a result, we will be required to pay a significant portion of the commercialization and development costs for RECOTHROM and our product candidates. A second important element of our strategy is that we are developing a broad portfolio of product candidates to give our company more opportunities to be successful. We currently have three product candidates in clinical development. We expect to add additional product candidates to this portfolio in the future. Therefore, we are paying and expect to pay a significant portion of development costs for several potential product candidates. Assuming these product candidates progress through clinical development successfully, the costs of clinical trials are expected to increase significantly.

Our most significant financial challenges are to obtain adequate funding to launch and commercialize RECOTHROM, cover the cost of product development, and to control spending and direct it toward product candidates that will create the most value for our shareholders over the long term. It can be a complex and highly subjective process to establish the appropriate balance between cash conservation and value generation. There are a number of important factors that we consider in addressing these challenges, including the following:

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

In late 2006, we began preparations for the launch of rThrombin, which was approved by the FDA on January 17, 2008. In June 2007, we entered into a global collaboration with Bayer for development and commercialization of rThrombin. Bayer has agreed to commercialize rThrombin in countries outside the United States and will co-promote the product with us in the United States for three years. We have hired approximately 60 field personnel and additional headquarters-based personnel to support the operations related to the commercialization of RECOTHROM. We are also incurring launch-related marketing costs to support the selling effort. In addition, we are building significant levels of inventory to ensure we can meet the expected demand for the product and minimize the risk of product shortages. These launch-related activities require additional funding over and above that related to our development pipeline. We anticipate significant revenue generation from RECOTHROM sales over time; however, we cannot be certain of the rate of market penetration or when, if ever, our revenues will exceed our related costs.

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

Results of Operations

Revenues

Product sales. On January 17, 2008, the FDA granted marketing approval of RECOTHROM. Sales of RECOTHROM are recognized as revenue when the product is shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated cash discounts, rebates, chargebacks, and returns. We recognized net product sales revenue of $986,000 for the period ended March 31, 2008.

Royalties. We have earned royalties on sales of certain products subject to license agreements with Novo Nordisk, our former parent and current owner of approximately 30% of our outstanding common stock, and several other companies. Royalties decreased by $417,000 for the three-month period ended March 31, 2008 as compared to the corresponding period in 2007. Insulin and glucagon royalties earned from Novo Nordisk declined by $632,000 between the first quarter of 2008 and the corresponding quarter in 2007, and are expected to be minimal in future periods as a result of patent expiration for both insulin and glucagon in all major markets beginning with the second quarter of 2007. Increased royalties from sales of GEM 21S, a product of BioMimetic Therapeutics, Inc., and BeneFIX, a product of Wyeth Pharmaceuticals Inc., for the first quarter of 2008 partially offset the decrease in insulin and glucagon royalties.

Collaborations and licenses. We enter into various collaborative agreements that may generate significant license, option or other upfront fees with subsequent milestone payments earned upon completion of development milestones. Where we have no continuing performance obligations under an arrangement, we recognize such payments as revenue upon receipt, as these payments represent the culmination of a separate earnings process. Where we have continuing performance obligations under an arrangement, revenue is recognized using one of two methods. Where we are able to estimate the total amount of services under the arrangement, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected performance are accounted for prospectively as a change in estimate. Where we cannot estimate the total amount of service that is to be provided, a time-based method is used to recognize revenue. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period, starting with the contract’s commencement, but not before the removal of any contingencies for each milestone. Proportional performance is determined based on the elapsed time compared to the total estimated performance period. Revenue recognized at any point in time is limited to the completed portion of the non-contingent payments received or due. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones. For example, in February 2008, we received a $40.0 million milestone payment from Bayer upon the FDA approval of RECOTHROM which will be recognized over the agreements performance period.

License fees and milestone revenue were $10.2 million for the three months ended March 31, 2008, an increase of $7.8 million as compared to the corresponding period in 2007. The increase was primarily from amounts earned in 2008 for which no comparable amounts were earned in 2007. Specifically, license fees of $4.4 million were earned under the RECOTHROM (rThrombin) agreement with Bayer, which became effective in June 2007, and milestone revenue of $2.5 million was earned under the rFactor XIII license agreement with Novo Nordisk. Additionally, under an IL-20 license agreement with Novo Nordisk, we earned $2.0 million of milestone revenue for the period ended March 31, 2008, an increase of $1.0 million as compared to the same period in 2007.

In September 2004, we signed a five-year strategic alliance agreement with Serono S.A. (now Merck Serono) under which Merck Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. The amount received upfront was deferred and is being recognized over the period in which we have continuing performance obligations. We recorded $784,000 of revenue from this agreement in each of the three-month periods ended March 31, 2008 and 2007. As of March 31, 2008, $4.8 million was recorded as deferred revenue, which is being recognized at a rate of $3.1 million per year.

Costs and expenses

Costs of product sales. Prior to FDA approval, all third party manufacturing costs and an allocation of our labor and overhead associated with the manufacturing of RECOTHROM for commercial sale were expensed as research and development costs as incurred. Subsequent to approval, third party manufacturing costs and labor and overhead associated with the commercial manufacturing of RECOTHROM are recorded as inventory. Costs of product sales includes the inventory and distribution costs associated with RECOTHROM product revenue. For the period ended March 31, 2008 we recognized $106,000 in costs of product sales.

Research and development. Research and development expense consists primarily of salaries and benefit expenses, costs of consumables, contracted services and stock-based compensation. Our research and development activities have generally been expanding over the past several years, particularly related to our recently approved commercial product, RECOTHROM, and clinical-stage product candidates, atacicept, IL-21 and PEG-IFN-l. Research and development expense has been partially offset by cost reimbursements from Novo Nordisk and Merck Serono for work performed on various co-development programs. The amounts for the three-month periods ended March 31 are shown in the following table (in thousands):

	2008	2007
Salaries and benefits	$17,480	$14,726
Consumables	2,868	2,874
Facility costs	2,504	2,116
Contracted services	15,586	6,882
Depreciation and amortization	1,293	1,314
Stock-based compensation	3,948	3,556

Subtotal	43,679	31,468
Cost reimbursement from collaborators	(4,431)	(1,700)

Net research and development expense	$39,248	$29,768

Salaries and benefits, consumables and facility costs, generally track with changes in our employee base from year to year; however, in February 2008, we terminated 37 research and development employees and recorded a severance related charge of $2.0 million. As a result, we expect limited increases compared to 2007 over the remainder of 2008.

Contracted services include the cost of items such as contract research, contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Our clinical trial costs increased by $2.6 million in the three-month period ended March 31, 2008, as compared to the corresponding period in 2007, primarily reflecting the costs incurred to enroll patients for the lupus nephritis clinical trial that began in late 2007. Payments to collaborators also increased by $6.1 million for the three-month period ended March 31, 2008 as compared to the corresponding period in 2007, primarily reflecting our portion of the manufacturing costs of clinical material for the atacicept lupus trials. Contract manufacturing costs decreased by approximately $1.0 million for the three-month period ended March 31, 2008 as compared to the corresponding period in 2007, reflecting the completion of pre-approval manufacturing campaigns for rThrombin bulk drug and finished product inventory in the first half of January 2008 as we prepared for the launch of RECOTHROM. Prior to FDA approval, on January 17, 2008, all manufacturing costs related to RECOTHROM were expensed as research and development. These previously expensed commercial manufacturing costs will result in lower costs of product sales than we expect in future periods.

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

	2008	2007
Clinical development programs:
Hemostasis	$5,517	$6,129
Autoimmunity and oncology	10,440	4,914
Antiviral	796	1,546
Preclinical and research programs	6,468	4,626
Unallocated indirect costs	16,027	12,553

Total	$39,248	$29,768

The major trends in research and development program costs for the periods presented in the table were as follows:

•

Hemostasis clinical development program costs decreased for the three months ended March 31, 2008 as compared to the same period in 2007, reflecting collaboration reimbursements from Bayer in 2008 for which no comparable amount was recorded in 2007.

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs increased for the three months ended March 31, 2008 primarily due to increased clinical trial activity and related manufacturing costs of clinical material. Such increases primarily related to atacicept in rheumatoid arthritis and lupus and IL-21 in renal cell carcinoma and melanoma.

•

Antiviral clinical development program costs decreased for the three months ended March 31, 2008, as compared to the same period in 2007, reflecting lower Phase 1 clinical costs and personnel-related costs for PEG-IFN-l.

•	Preclinical and research program costs increased for the three months ended March 31, 2008 as compared to the same period in 2007, reflecting primarily increased personnel-related costs.

•

Unallocated indirect costs increased for the three months ended March 31, 2008 as compared to the same period in 2007, reflecting increased personnel-related costs, including severance costs for terminated research and development employees.

Selling, general and administrative. Selling, general and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 51% for the three-month period ended March 31, 2008, as compared to the corresponding period in 2007. The increase was primarily due to increased sales and marketing activities and the hiring of sales employees in the second half of 2007 to support the launch and commercialization of RECOTHROM.

Stock-based compensation. Stock-based compensation expense increased $604,000 for the three-month period ended March 31, 2008, as compared to the corresponding period in 2007. The increase was due to unrestricted common stock grants of 100 shares awarded to each of our employees in January 2008 in recognition of the approval of RECOTHROM. The following amounts of stock-based compensation expense were recorded for the three-month periods ended March 31 (in thousands):

	2008	2007
Research and development expense	$3,948	$3,556
Selling, general and administrative expense	2,107	1,895

Total	$6,055	$5,451

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

	2008	2007
Weighted average amount of cash reserves	$165,275	$235,874
Effective quarterly interest rate	1.01%	1.23%

Interest earned	1,664	2,910
Net realized losses on short-term investments	(202)	(32)

Investment income, as reported	$1,462	$2,878

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense was relatively constant for the three-month periods ended March 31, 2008 and 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had cash, cash equivalents and short-term investments of $155.1 million, which we intend to use to fund our operations and capital expenditures until we are able to generate positive cash flow. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We believe that our existing cash resources and revenue generated from RECOTHROM sales, together with anticipated proceeds from our collaborations, should provide sufficient funding into 2009. However, this is dependent on the level of success in marketing and selling RECOTHROM. We may complete additional collaborative development or licensing transactions, which would generate both revenues and cost reductions, or raise additional funds through one or more financing transactions, which would help fund our company over a longer period of time. We also intend to sell a parcel of land previously held for future expansion.

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

•	changes in receivables, which generally represent temporary timing differences between the recognition of certain revenues and the subsequent receipt of cash payments;

•	noncash issuance of common stock to employees;

•

changes in deferred revenue, which reflect the difference in timing between the receipt of cash from option fees, license fees, other upfront payments and milestone payments, and the subsequent recognition of these amounts as revenue over the period we are contractually required to provide other rights or services that represent continuing obligations; and

•	changes in other assets and liabilities, which generally represent temporary timing differences between the recognition of certain expenses and their payment.

Generally, with the exception of changes in deferred revenue and inventory increases relating to RECOTHROM, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, we received milestone payments from Bayer relating to the rThrombin collaboration of $30.0 million in July 2007 and $40.0 million in February 2008 that have been recorded as deferred revenue and are being recognized as revenue through the first quarter of 2013. For the three-month periods ended March 31, 2008 and 2007, we recognized $6.2 million and $1.5 million, respectively, of previously deferred revenue. The timing of additional deferred revenue transactions is expected to be irregular and, accordingly, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

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

Cash flows from financing activities. We received $313,000 and $2.4 million of proceeds from the exercise of stock options for the three-month periods ended March 31, 2008 and 2007, respectively.

We expect to incur substantial additional costs as we continue to advance and expand our product development programs, as well as continue to commercialize RECOTHROM. We expect these expenditures to increase over the next several years, particularly if the outcomes of clinical trials are successful and our product candidates continue to advance. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We also expect to incur substantial costs during the remainder of 2008 supporting the launch and commercialization of RECOTHROM. Although we are optimistic regarding its commercial prospects and the rate of market penetration, it might be quite some time, if ever, before our RECOTHROM revenues exceed our expenses. If at any time our prospects for financing these various initiatives decline, we may decide to look for ways to reduce our ongoing investment. In such event, we might consider discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing product candidates or certain rights related to product candidates that we might otherwise develop and commercialize internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

Our long-term capital requirements and the adequacy of our available funds will depend on several factors, many of which may not be fully in our control, including:

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

Contractual Obligations

At March 31, 2008, we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$105,359	$7,945	$16,733	$17,925	$62,756
Operating leases	32,164	1,586	5,217	5,604	19,757
Development contracts	1,050	1,050	—	—	—
RECOTHROM manufacturing contracts	102,119	36,960	19,416	16,343	29,400

Total	$240,692	$47,541	$41,366	$39,872	$111,913

The building lease obligations resulted from our 2002 sale-leaseback financing transaction and run until May 2019. The operating leases relate to the office space near our corporate headquarter buildings and in March 2008, we entered into a master lease agreement which extended the lease term for all leased floors to April 2019. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. RECOTHROM manufacturing contracts include the manufacture of rThrombin bulk drug and RECOTHROM finished product for commercial sale.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which may include United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, commercial paper and money market funds. Due to the nature of our short-term investments, all of which are expected to mature within three years, we believe that we are not subject to any material market risk exposure. We have no material foreign currency exposure, nor do we hold derivative financial instruments.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I., Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

Exhibit Number

10.1	Restated Office Lease Agreement, dated March 1, 2008, between ZymoGenetics, Inc. and 1144 Eastlake LLC.

10.2	First Amendment to ZymoGenetics Deferred Compensation Plan for Key Employees.

10.3	Second Amendment to ZymoGenetics Deferred Compensation Plan for Key Employees.

10.4	Third Amendment to ZymoGenetics Deferred Compensation Plan for Key Employees.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: May 6, 2008	By:	/s/ James A. Johnson
James A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)