Form 10-Q
period 2008-06-30
ZYMOGENETICS INC
filed 2008-08-05
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at July 30, 2008: 68,724,083 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2008

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZYMOGENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$40,652	$29,237
Short-term investments	76,234	141,704
Receivables	13,632	7,237
Inventory	15,682	—
Land held for sale	4,509	—
Prepaid expenses	4,991	4,604

Total current assets	155,700	182,782
Property and equipment, net	65,366	70,701
Deferred financing costs	7,326	—
Other assets	8,253	9,598

Total assets	$236,645	$263,081

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,067	$11,952
Accrued liabilities	28,957	22,955
Deferred revenue	25,687	29,053

Total current liabilities	69,711	63,960
Lease obligations	67,492	67,044
Deferred revenue	42,042	11,864
Other noncurrent liabilities	5,032	5,383
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 68,719 and 68,528 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	776,596	758,836
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Accumulated deficit	(724,238)	(645,962)
Accumulated other comprehensive income	10	1,956

Total shareholders’ equity	52,368	114,830

Total liabilities and shareholders’ equity	$236,645	$263,081

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Product sales, net	$1,384	$—	$2,370	$—
Royalties	1,700	1,751	3,234	3,702
Collaborations and licenses	9,498	2,486	20,490	5,718

Total revenues	12,582	4,237	26,094	9,420

Costs and expenses
Costs of product sales	194	—	300	—
Research and development	33,060	32,043	72,308	61,811
Selling, general and administrative	15,955	10,121	30,582	19,816

Total costs and expenses	49,209	42,164	103,190	81,627

Loss from operations	(36,627)	(37,927)	(77,096)	(72,207)
Other income (expense)
Investment income	1,167	2,580	2,630	5,458
Interest expense	(1,923)	(1,911)	(3,823)	(3,821)
Other, net	3	3	13	7

Total other income (expense)	(753)	672	(1,180)	1,644

Net loss	$(37,380)	$(37,255)	$(78,276)	$(70,563)

Basic and diluted net loss per share	$(0.54)	$(0.55)	$(1.14)	$(1.04)

Weighted-average number of shares used in computing net loss per share	68,705	68,140	68,613	67,930

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(78,276)	$(70,563)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,535	3,380
Net gain on disposition of property and equipment	(12)	(7)
Stock-based compensation	11,114	10,482
Net realized loss on sale of short-term investments	241	54
Net amortization (accretion) of premium (discount) on short-term investments	156	(460)
Changes in operating assets and liabilities
Receivables	(6,395)	(33,200)
Inventory	(15,682)	—
Prepaid expenses	(387)	(1,158)
Other assets	352	(745)
Accounts payable	3,115	(3,219)
Accrued liabilities	6,002	2,470
Deferred revenue	26,812	30,218
Other noncurrent liabilities	97	758

Net cash used in operating activities	(49,328)	(61,990)

Investing activities
Purchases of property and equipment	(2,835)	(3,327)
Purchases of short-term investments	(60,397)	(80,178)
Proceeds from sale of property and equipment	138	3
Proceeds from sale and maturity of short-term investments	124,517	165,611

Net cash provided by investing activities	61,423	82,109

Financing activities
Debt financing cost	(1,152)	—
Proceeds from exercise of stock options	472	3,725

Net cash provided by (used in) financing activities	(680)	3,725

Net increase in cash and cash equivalents	11,415	23,844
Cash and cash equivalents at beginning of period	29,237	5,577

Cash and cash equivalents at end of period	$40,652	$29,421

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

3.	Available-for-sale securities

Short-term investments

Short-term investments consisted of the following at June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$16,957	$18	$(116)	$16,859
Asset-backed securities	33,847	95	(1,042)	32,900
U.S. government and agency securities	26,341	194	(60)	26,475

	$77,145	$307	$(1,218)	$76,234

Maturity date:
Less than one year	$26,000			$25,920
Due in 1-5 years	38,784			38,981
Due in 5-10 years	—			—
Due in 10 years or more	12,361			11,333

	$77,145			$76,234

The Company’s management has concluded that unrealized losses are temporary and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is expected to be recovered. As of June 30, 2008, the weighted average expected maturity dates for all securities did not exceed three years.

Long-term investment

Included in other assets is a long-term investment in common shares of BioMimetic Therapeutics, Inc. (BMTI), a company that licensed certain technologies from the Company and made certain payments in shares of common stock. These shares became publicly traded in 2006 and, as a result, are adjusted to fair value, with the unrealized gain reported as a separate component of shareholders’ equity. For the three months ended June 30, 2008, the unrealized gain on the investment increased by $579,000 and for the six months ended June 30, 2008, the unrealized gain on the investment decreased by $993,000. As of June 30, 2008, the unrealized gain on the investment was $922,000.

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

As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company’s short-term and long-term investments accounted for at fair value as of June 30, 2008 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments:
Corporate debt securities	$—	$16,859	$—	$16,859
Asset-backed securities	—	32,900	—	32,900
U.S. government and agency securities	18,570	7,905	—	26,475

	$18,570	$57,664	$—	$76,234

Long-term investment:
BMTI common stock	$1,922	$—	$—	$1,922

4.	Inventory

Inventory is stated at the lower of cost or market. Cost includes amounts related to materials, labor and overhead, and is determined on a specific identification basis in a manner which approximates the first-in, first-out (FIFO) method. Prior to FDA approval of RECOTHROM®, recombinant thrombin on January 17, 2008, all manufacturing related costs were expensed as research and development. The inventory balances reflect the cost of post-approval manufacturing activities. Inventory consisted of the following at June 30, 2008 (in thousands):

Work in process	$13,649
Finished goods	2,033

Total	$15,682

5.	Land held for sale

The Company has entered into a purchase and sale agreement, which expires August 18, 2008, to sell land located near its corporate headquarters. The sale is subject to various contingencies including the buyer’s due diligence investigations of the land. Previously, the land had been held for future expansion. The carrying cost of the land, which was $4.5 million as of June 30, 2008, is included in current assets. Assuming the sale closes pursuant to the pending agreement, the Company expects to record a gain of up to approximately $7.0 million.

6.	Debt financing

In June 2008, the Company entered into a financing arrangement with Deerfield Management (Deerfield), whereby the Company can borrow up to $100.0 million in four draws of $25.0 million each until January 2010. The Company paid Deerfield a $1.0 million fee upon entering into the agreement and incurred $152,000 in other costs associated with the transaction. Interest will accrue on amounts outstanding at a rate of 4.9% per annum, compounded quarterly, and will be due, along with outstanding principal, in June 2013. Each $25.0 million draw entitles Deerfield to a royalty equal to 2% of RECOTHROM net sales in the U.S. The cumulative royalty will not exceed $45.0 million assuming the Company draws the entire $100.0 million. The cumulative limit on royalties will be lower if the Company borrows less than $100.0 million. In addition, the Company is obligated to issue Deerfield warrants to purchase 1.5 million shares of common stock at $10.34 per share at the earlier of the first draw or January 2010, and warrants to purchase 1.0 million shares each upon the second, third and fourth draws exercisable at a 25% premium to the average sale price of the Company’s common stock for the 15 trading days prior to the draw. All warrants will have a six-year term and the Company is obligated to register with the Securities and Exchange Commission the common stock issuable under the warrants. The Company can repay borrowed amounts in whole or in part at any time, without penalty, and all associated interest and royalty obligations will cease.

The Company has calculated the fair value of the initial 1.5 million warrants to be $6.2 million using the Black Scholes option pricing model with the following assumptions; expected volatility of 55.2%; expected dividend yield of 0.0%; risk free rate of 3.503%; and a contractual life of six years and, as of June 30, 2008, recorded the amount as deferred financing costs and warrants issuable.

Deferred financing costs, consisting of the $1.0 million loan issuance fee, $152,000 of other costs associated with the transaction, and the $6.2 million fair value of warrants issuable, will be amortized to interest expense through June 2013.

7.	Product sales and costs of product sales

RECOTHROM was approved by the FDA on January 17, 2008. Sales of RECOTHROM are recognized as revenue when the product is shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated discounts, rebates, chargebacks, and returns. Prior to FDA approval, all third party manufacturing costs and an allocation of Company labor and overhead associated with the manufacturing of RECOTHROM for commercial sale were expensed as research and development costs as incurred. Subsequent to RECOTHROM approval, these costs are recorded as inventory. Costs of product sales includes the inventory and distribution costs associated with RECOTHROM product sales revenue.

8.	Stock compensation

In February 2008, the Company granted 620,500 restricted stock units to non-officer employees under the Company’s 2001 Stock Incentive Plan. These shares will vest over a three-year period with one-third vesting on each anniversary of the grant date. The grant date fair value for the restricted stock unit awards was the closing market price of the Company’s common stock on the date of grant, which was $9.26 per share. As of June 30, 2008, total unrecognized compensation costs related to nonvested restricted stock units was $5.0 million, which is expected to be recognized on a straight line basis through February 2011.

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

The following table shows stock-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	$4,592	$5,031	$9,701	$10,482
Restricted stock units	467	—	666	—
Unrestricted stock grants	—	—	747	—

Total	$5,059	$5,031	$11,114	$10,482

The following table shows stock-based compensation expense by expense classification for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development expense	$3,197	$3,336	$7,145	$6,892
Selling, general and administrative expense	1,862	1,695	3,969	3,590

Total	$5,059	$5,031	$11,114	$10,482

No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized.

9.	Comprehensive loss

For the three and six months ended June 30, 2008, total comprehensive loss was $37.7 million and $80.2 million, respectively. For the three and six months ended June 30, 2007, total comprehensive loss was $37.7 million and $70.1 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term and long-term investments. The net change in accumulated other comprehensive gain for the six months ended June 30, 2008 was a $1.9 million reduction, reflecting a $954,000 decrease in net unrealized gains on short-term investments and a decrease of $993,000 in unrealized gain on long-term investments.

10.	Related party transactions

Novo Nordisk owned approximately 30% and 31% of the Company’s outstanding common stock at June 30, 2008 and 2007, respectively. The following table summarizes revenue earned from Novo Nordisk for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Royalties	$—	$561	$—	$1,193
Collaborations and licenses
IL-20	4	4	2,008	1,008
IL-31	—	1,000	—	1,000
rFactor XIII	2,500	—	5,000	—
Other	4	45	7	841

Total	$2,508	$1,610	$7,015	$4,042

Royalties

The Company earned royalties in 2007 on two products marketed and sold by Novo Nordisk, recombinant insulin and recombinant glucagon. These royalties have ceased due to insulin and glucagon patent expiration.

Collaborations and Licenses

The Company has licensed rights to Novo Nordisk to commercialize the Company’s IL-20 intellectual property. Novo Nordisk is responsible for all development activities and the Company has no significant continuing obligations under the license agreements. In January 2007, the Company received and recorded as revenue a milestone payment of $1.0 million for the advancement of IL-20 to development lead status within Novo Nordisk. In February 2008, the Company received and recorded as revenue a milestone payment of $2.0 million for a Novo Nordisk Investigational New Drug filing related to IL-20.

The Company has licensed rights to Novo Nordisk to commercialize the Company’s IL-31 intellectual property outside of North America. The Company does not have any significant continuing obligations under the license agreement. In June 2007, the Company received a $1.0 million milestone payment for advancement to development lead status. Effective June 2008, Novo Nordisk terminated the IL-31 license agreement.

The Company has licensed rights to Novo Nordisk who will independently develop and commercialize recombinant Factor XIII on a worldwide basis. In February 2008 and May 2008, the Company received and recorded as revenue milestone payments of $2.5 million each related to Novo Nordisk’s achievement of certain manufacturing targets for rFactor XIII.

Amounts receivable from Novo Nordisk were approximately $312,000 at June 30, 2008.

11.	Recent accounting pronouncements

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

In November 2007, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1). EITF 07-1 will require the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, the Company’s accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008 and will require the Company to apply it as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. The Company is currently assessing the impact of EITF 07-1 on its results of operations, cash flows and financial condition.

In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company’s results of operations, cash flows or financial condition. See Note 3 for information and related disclosures regarding our fair value measurements.

12.	Contingencies

The Company has a license agreement with a third party under which the Company is obligated to pay royalties based upon the application of an agreed-upon formula, which contains certain variables that are subject to interpretation. Through June 30, 2008, the Company has recorded approximately $286,000 in royalty expense, which it believes fully satisfied its obligation under the license agreement. In the fourth quarter of 2005, the other party claimed that the Company owes a total of $1.5 million under its interpretation of the royalty formula. The Company continues to believe that its method of calculating the amount of royalties due is valid and intends to vigorously defend its position. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and has concluded that it is not required to record a liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with our unproven marketing and sales capabilities, preclinical and clinical development, manufacturing of products, product safety, regulatory oversight, relationships with third parties, intellectual property claims and litigation and other risks detailed in our public filings with the Securities and Exchange Commission, including those risks described in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and other factors that may affect our business, prospects, results of operations and financial condition.

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

An important element of our strategy is that we intend to maintain a significant share of the commercial rights to our products in the U.S. For our commercial product, RECOTHROM, which was approved by the FDA on January 17, 2008, we have maintained full U.S. rights. As a result, we have paid and will continue to pay the commercialization and development costs for RECOTHROM in the U.S. A second important element of our strategy is that we are developing a broad portfolio of product candidates to give our company more opportunities to be successful. We currently have three product candidates in clinical development, and we expect to add additional product candidates to this portfolio in the future. Therefore, we are paying and expect to pay a significant portion of development costs for several potential product candidates. Assuming these product candidates progress through clinical development successfully, the costs of clinical trials are expected to increase significantly.

One of our most significant challenges is to appropriately balance the investment of our operating funds between our RECOTHROM commercial activities and the rest of our product pipeline. Our goal is to maximize the value of our RECOTHROM asset over the next several years, while developing valuable additional product candidates that will generate value for our shareholders over the long term. It can be a complex and highly subjective process to establish the appropriate balance between cash conservation and value generation. There are a number of important factors that we consider in addressing these challenges, including the following:

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

We expect that it will be several years before we can generate enough product-related revenues for our company to reach net income or cash flow breakeven, if ever. For the foreseeable future, we expect to continue to use significant amounts of cash to develop our business. Revenues from our existing relationships and the access to $100.0 million in debt financing obtained in June 2008 improve our overall financial position, but additional funding may still be required, the amount of which could be significant. We may decide to enter into additional product development collaborations, which would reduce our funding requirements. We may also generate funding through licensing of our patents.

In late 2006, we began preparations for the launch of rThrombin (which we now market in the U.S. as RECOTHROM), which was approved by the FDA on January 17, 2008. In June 2007, we entered into a global collaboration with Bayer for development and commercialization of rThrombin. Bayer has agreed to commercialize rThrombin in countries outside the United States and will co-promote the product with us in the United States for three years. We have hired approximately 60 field personnel and additional headquarters-based personnel to support the operations related to the commercialization of RECOTHROM. We are also incurring launch and commercialization related marketing costs to support the selling effort. In addition, we are building inventory to ensure we can meet the expected demand for the product and minimize the risk of product shortages. These launch and commercialization related activities require additional funding over and above that related to our development pipeline. We anticipate significant revenue generation from RECOTHROM sales over time; however, we cannot be certain of the rate of market penetration or when, if ever, our revenues will exceed our related costs.

We will continue to look for opportunities to raise capital, either in the form of debt, equity or equity-related capital as a means of funding our company. These opportunities may arise at any time, depending on things such as overall market conditions; dynamics in the biotechnology sector of the market; investor appetite for certain types of companies; and fundamental characteristics of our business. At other times, it may be difficult to raise capital on terms favorable to our company, if at all. Accordingly, we expect to raise capital when it is available, not when there is an immediate need. We believe this strategy is important to minimize the financial risks to our company and our shareholders.

Results of Operations

Revenues

Product sales. On January 17, 2008, the FDA granted marketing approval of RECOTHROM (for the 5,000 IU vial configuration) and on May 27, 2008 granted marketing approval of the larger 20,000 IU RECOTHROM vial configuration, both with and without a spray kit. Sales of RECOTHROM are recognized as revenue when the product is shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated discounts, rebates, chargebacks, and returns. We recognized net product sales revenue of $1.4 million and $2.4 million for the three and six-month periods ended June 30, 2008.

Royalties. Royalties decreased by $51,000 and $468,000 for the three and six-month periods ended June 30, 2008 as compared to the corresponding periods in 2007. We are no longer earning insulin and glucagon royalties from Novo Nordisk, which negatively impacted royalty revenue by $561,000 and $1.2 million for the three and six-month periods ended June 30, 2008. Increased royalties from sales of GEM 21S, a product of BioMimetic Therapeutics, Inc., and BeneFIX, a product of Wyeth Pharmaceuticals Inc., in 2008 partially offset the decrease in insulin and glucagon royalties.

Collaborations and licenses. We enter into various collaborative agreements that may generate significant license, option or other upfront fees with subsequent milestone payments earned upon completion of development milestones. Where we have no continuing performance obligations under an arrangement, we recognize such payments as revenue upon receipt, as these payments represent the culmination of a separate earnings process. Where we have continuing performance obligations under an arrangement, revenue is recognized using one of two methods. Where we are able to estimate the total amount of services under the arrangement, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected performance are accounted for prospectively as a change in estimate. Where we cannot estimate the total amount of service that is to be provided, a time-based method is used to recognize revenue. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period, starting with the contract’s commencement, but not before the removal of any contingencies for each milestone. Proportional performance is determined based on the elapsed time compared to the total estimated performance period. Revenue recognized at any point in time is limited to the cash received and amounts contractually due. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones.

License fees and milestone revenue were $9.5 million and $20.5 million for the three and six-month periods ended June 30, 2008, respectively, an increase of $7.1 million and $14.8 million as compared to the corresponding periods in 2007, respectively. The increases primarily resulted from amounts earned in 2008 for which no comparable amounts were earned in 2007. Specifically, license fees of $5.2 million and $9.6 million were earned for the three and six-month periods ended June 30, 2008, respectively, under the RECOTHROM (rThrombin) agreement with Bayer, which became effective in June 2007, and milestone revenue of $2.5 million was earned in both the first and second quarters in 2008 under the rFactor XIII license agreement with Novo Nordisk. Additionally, under an IL-20 license agreement with Novo Nordisk, we earned $2.0 million of milestone revenue for the six-month period ended June 30, 2008, an increase of $1.0 million as compared to the same period in 2007.

In September 2004, we signed a five-year strategic alliance agreement with Serono S.A. (now Merck Serono) under which Merck Serono may acquire rights and licenses to certain leads and targets from our research and development pipeline. The amount received upfront was deferred and is being recognized over the period in which we have continuing performance obligations. We recorded $784,000 and $1.6 million of revenue from this agreement in each of the three and six-month periods ended June 30, 2008 and 2007. As of June 30, 2008, $4.0 million was recorded as deferred revenue, which is being recognized at a rate of $3.1 million per year.

Costs and expenses

Costs of product sales. Prior to FDA approval of RECOTHROM in January 2008, all third party manufacturing costs and an allocation of our labor and overhead associated with the manufacturing of RECOTHROM for commercial sale were expensed as research and development costs as incurred. Subsequent to approval, third party manufacturing costs and labor and overhead associated with the commercial manufacturing of RECOTHROM are recorded as inventory. Accordingly, we expect that costs of product sales will be lower during the time we are selling product manufactured prior to approval. Costs of product sales includes the inventory and distribution costs associated with RECOTHROM product revenue. For the three and six-month periods ended June 30, 2008 we recognized $194,000 and $300,000, respectively in costs of product sales.

Research and development. Research and development expense consists primarily of salaries and benefit expenses, costs of consumables, contracted services and stock-based compensation. Our research and development activities have generally been expanding over the past several years, particularly related to our recently approved commercial product, RECOTHROM, and clinical-stage product candidates, atacicept, IL-21 and PEG-IFN-l. Research and development expense has been partially offset by cost reimbursements from collaborators for work performed on various co-development programs. These trends for the periods presented are shown in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Salaries and benefits	$12,763	$15,000	$30,243	$29,726
Consumables	3,122	2,958	5,990	5,833
Facility costs	2,465	2,047	4,969	4,163
Contracted services	13,853	8,994	29,439	15,875
Depreciation and amortization	1,186	1,321	2,479	2,635
Stock-based compensation	3,197	3,336	7,145	6,892

Subtotal	36,586	33,656	80,265	65,124
Cost reimbursement from collaborators	(3,526)	(1,613)	(7,957)	(3,313)

Net research and development expense	$33,060	$32,043	$72,308	$61,811

Salaries and benefits, consumables and facility costs, generally track with changes in our employee base from year to year; however, in February 2008, we terminated 37 research and development employees and recorded a severance related charge of $2.0 million in the first quarter of 2008. As a result, salary related costs decreased by $2.2 million in the three months ended June 30, 2008 as compared to the same period in 2007.

Contracted services include the cost of items such as contract research, contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Our clinical trial costs increased by $943,000 and $3.5 million in the three and six-month periods ended June 30, 2008, respectively as compared to the corresponding periods in 2007, primarily reflecting the costs incurred for the lupus nephritis clinical trial that began in late 2007. Payments to collaborators also increased by $6.3 million and $12.4 million for the three and six-month periods ended June 30, 2008, respectively as compared to the corresponding periods in 2007, primarily reflecting our portion of atacicept development costs required by our collaboration with Merck Serono. Contract manufacturing costs decreased by approximately $3.1 million and $2.3 million for the three and six-month periods ended June 30, 2008, respectively, as compared to the corresponding periods in 2007, reflecting the discontinued expensing of pre-approval manufacturing of rThrombin bulk drug and finished product inventory after FDA approval in January 2008.

To date, our business needs have not required us to fully allocate all research and development costs among our various programs. However, we track direct labor, contracted services and certain consumable costs by program, which we monitor to ensure appropriate utilization of company resources. We also incur indirect costs that are not allocated to specific programs. These costs include indirect labor, certain consumable costs, facility costs, and depreciation and amortization, all of which benefit all of our research and development programs. The following table presents our research and development costs allocated to clinical development, preclinical and research programs, together with the unallocated costs that benefit all programs for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Clinical development programs:
Hemostasis	$3,790	$8,013	$9,307	$14,143
Autoimmunity and oncology	11,211	5,294	21,651	10,208
Antiviral	903	1,435	1,699	2,981
Preclinical and research programs	4,842	5,382	11,310	10,007
Unallocated indirect costs	12,314	11,919	28,341	24,472

Total	$33,060	$32,043	$72,308	$61,811

The major trends in research and development program costs for the periods presented in the table were as follows:

•

Hemostasis clinical development program costs decreased for the three and six months ended June 30, 2008 as compared to the same periods in 2007, reflecting RECOTHROM product manufacturing related costs that were charged to expense in 2007 and are now being charged to inventory as of the FDA approval on January 17, 2008. In addition, we recorded collaboration reimbursements from Bayer in 2008 for which no comparable amount was recorded in 2007.

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs increased for the 2008 periods primarily due to increased clinical trial activity and related manufacturing costs of clinical material. Such increases primarily related to evaluating atacicept for the treatment of lupus, rheumatoid arthritis and multiple sclerosis.

•

Antiviral clinical development program costs decreased for the three and six months ended June 30, 2008, as compared to the same periods in 2007, reflecting lower personnel-related costs for PEG-IFN-l.

•

Preclinical and research program costs decreased for the three months ended June 30, 2008 as compared to the prior year period primarily due to the staff reduction in February 2008. Costs increased for the six months ended June 30, 2008 as compared to the same period in 2007, due to an increase in external costs related to our IL-17RC collaboration with Merck Serono, which was partially offset by reduced personnel-related costs in the second quarter of 2008.

•

Unallocated indirect costs increased for the three and six months ended June 30, 2008 as compared to the same periods in 2007, reflecting increased personnel-related costs, including severance costs for terminated research and development employees in February 2008.

Selling, general and administrative. Selling, general and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 58% and 54% for the three and six-month periods ended June 30, 2008, respectively as compared to the corresponding periods in 2007. The increases were primarily due to increased sales and marketing activities and the hiring of sales employees in the second half of 2007 to support the launch and commercialization of RECOTHROM in 2008.

Stock-based compensation. Stock-based compensation expense increased $28,000 and $632,000 for the three and six-month periods ended June 30, 2008, respectively as compared to the corresponding periods in 2007. The increase for the six-month period in 2008 was due to unrestricted common stock grants of 100 shares awarded to each of our employees in January 2008 in recognition of the approval of RECOTHROM, which had a total fair value of $1.1 million. The following amounts of stock-based compensation expense were recorded for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development expense	$3,197	$3,336	$7,145	$6,892
Selling, general and administrative expense	1,862	1,695	3,969	3,590

Total	$5,059	$5,031	$11,114	$10,482

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average amount of cash reserves	$130,705	$207,651	$147,990	$221,763
Effective interest rate	0.92%	1.25%	1.94%	2.49%

Investment income before gains and losses	1,207	2,602	2,871	5,512
Net losses on sales of investments	(40)	(22)	(241)	(54)

Investment income, as reported	$1,167	$2,580	$2,630	$5,458

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense was relatively constant for the three and six-month periods ended June 30, 2008 and 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had cash, cash equivalents and short-term investments of $116.9 million, which we intend to use to fund our operations and capital expenditures until we are able to generate positive cash flow. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. In June 2008, we completed a debt financing arrangement enabling us to draw up to $100.0 million in $25.0 million increments until January 2010. Interest will accrue on amounts outstanding at a rate of 4.9% per annum, compounded quarterly, and will be due, along with outstanding principal, in June 2013. Each $25.0 million draw entitles the lender to a royalty equal to 2% of RECOTHROM net sales in the U.S. The cumulative royalty will not exceed $45.0 million assuming the Company draws the entire $100.0 million. In addition, we are obligated to issue between 1.5 million and 4.5 million in six-year warrants depending on the amount drawn. We believe that our existing cash resources, supplemented by funds we may draw under the debt financing arrangement, will be sufficient to fund our operations for at least the next 12 months. There are several factors that will significantly impact our cash requirements during this time, including the amount of revenue generated from RECOTHROM sales, proceeds from new license and collaboration transactions, and proceeds from the pending land sale. Depending on the level of success we have in these areas, our funds could last much longer. In addition, we may raise additional funds through one or more financing transactions, which would help fund our company over a longer period of time.

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

•	changes in receivables, which generally represent temporary timing differences between the recognition of certain revenues and the subsequent receipt of cash payments;

•	additions to RECOTHROM inventory subsequent to the January 17, 2008 approval date which reflect the use of cash but will not be expensed until the related product is sold;

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

Generally, with the exception of changes in deferred revenue and inventory increases relating to RECOTHROM, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, we received milestone payments from Bayer relating to the rThrombin collaboration of $30.0 million in July 2007 and $40.0 million in February 2008 that have been recorded as deferred revenue and are being recognized as revenue through the first quarter of 2013. For the six-month periods ended June 30, 2008 and 2007, we recognized $13.2 million and $7.0 million, respectively, of previously deferred revenue relating to Bayer and other collaborations. The timing of additional deferred revenue transactions is expected to be irregular and, accordingly, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

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

Cash flows from financing activities. We paid $1.2 million in costs related to the debt financing arrangement in the six-month period ended June 30, 2008 and received $472,000 and $3.7 million of proceeds from the exercise of stock options for the six-month periods ended June 30, 2008 and 2007, respectively.

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

Contractual Obligations

At June 30, 2008, we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$104,214	$8,013	$16,877	$18,079	$61,245
Operating leases	31,931	1,987	5,264	5,655	19,025
Development contracts	891	891	—	—	—
RECOTHROM manufacturing contracts	99,289	40,267	18,847	15,675	24,500

Total	$236,325	$51,158	$40,988	$39,409	$104,770

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We held our annual meeting of shareholders on June 18, 2008. Of the 68,693,089 shares of common stock outstanding as of the record date of the annual meeting, 58,020,834 shares, or 84.46% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy. Two proposals were submitted to our shareholders and approved at the annual meeting, as follows:

1.	Election of Directors. Judith A. Hemberger, Ph.D., Jonathan S. Leff and Lars Rebien Sorensen were elected to serve as members of the board of directors for a term expiring in 2010. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

Name	Votes For	Votes Withheld
Judith A. Hemberger, Ph.D.	57,627,826	393,008
Jonathan S. Leff	53,338,246	4,682,588
Lars Rebien Sorensen	49,741,072	8,279,762

The other directors with continuing terms following the annual meeting were: Bruce L.A Carter, Ph.D., David I. Hirsh, Ph.D., James A. Harper, David A. MacCallum, Kurt Anker Nielsen and Edward E. Penhoet, Ph.D.

2.	Ratify Auditors. The appointment of PricewaterhouseCoopers LLP, independent registered public accountants, to act as our independent auditors for the fiscal year ending December 31, 2008 was ratified.

For	57,933,406
Against	44,743
Abstain	42,686

Item 6.	Exhibits

Exhibit Number

10.1	Facility Agreement dated June 26, 2008 among ZymoGenetics, Inc., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P. (Facility Agreement)

10.2	Promissory Note dated June 26, 2008, with issuer ZymoGenetics, Inc. and holder Deerfield Private Design International, L.P.

10.3	Promissory Note dated June 26, 2008, with issuer ZymoGenetics, Inc. and holder Deerfield Private Design Fund, L.P.

10.4	Royalty Agreement dated June 26, 2008 among ZymoGenetics, Inc., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.

10.5	Registration Rights Agreement dated June 26, 2008 among ZymoGenetics, Inc., Deerfield Private Design Fund, L.P. and Deerfield Private Design International, L.P.

10.6*	Form of Warrant to Purchase Common Stock of ZymoGenetics, Inc. relating to the Facility Agreement

10.7	Form of Employment Agreement for Executive Officers

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted based on a request for confidential treatment from the Securities and Exchange Commission. The omitted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: August 5, 2008	By:	/s/ James A. Johnson
James A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)