Form 10-Q
period 2008-09-30
ZYMOGENETICS INC
filed 2008-11-05
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Common stock outstanding at October 31, 2008: 68,735,062 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2008

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZYMOGENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$31,744	$29,237
Short-term investments	49,399	141,704
Receivables	17,260	7,237
Inventory	27,316	—
Prepaid expenses	3,846	4,604

Total current assets	129,565	182,782
Property and equipment, net	64,447	70,701
Deferred financing costs	7,133	—
Other assets	7,622	9,598

Total assets	$208,767	$263,081

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$9,510	$11,952
Accrued liabilities	23,831	22,955
Deferred revenue	39,623	29,053

Total current liabilities	72,964	63,960
Lease obligations	67,869	67,044
Deferred revenue	35,633	11,864
Other noncurrent liabilities	4,466	5,383
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized	—	—
Common stock, no par value, 150,000 shares authorized, 68,731 and 68,528 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	781,505	758,836
Non-voting common stock, no par value, 30,000 shares authorized	—	—
Accumulated deficit	(753,028)	(645,962)
Accumulated other comprehensive (loss) income	(642)	1,956

Total shareholders’ equity	27,835	114,830

Total liabilities and shareholders’ equity	$208,767	$263,081

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Product sales, net	$1,758	$—	$4,129	$—
Royalties	1,598	1,312	4,832	5,015
Collaborations and licenses	8,520	7,221	29,009	12,938

Total revenues	11,876	8,533	37,970	17,953

Costs and expenses
Costs of product sales	695	—	994	—
Research and development	30,216	34,542	102,524	96,354
Selling, general and administrative	15,038	13,620	45,620	33,436

Total costs and expenses	45,949	48,162	149,138	129,790

Loss from operations	(34,073)	(39,629)	(111,168)	(111,837)

Other income (expense)
Investment income	490	2,567	3,120	8,024
Interest expense	(2,252)	(1,942)	(6,074)	(5,762)
Gain (loss) on sale of fixed assets	7,045	(9)	7,057	(2)

Total other income	5,283	616	4,103	2,260

Net loss	$(28,790)	$(39,013)	$(107,065)	$(109,577)

Basic and diluted net loss per share	$(0.42)	$(0.57)	$(1.56)	$(1.61)

Weighted-average number of shares used in computing net loss per share	68,724	68,250	68,632	68,038

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(107,065)	$(109,577)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,328	5,198
Amortization of debt issue costs	340	—
Net (gain) loss on disposition of property and equipment	(7,057)	2
Stock-based compensation	15,982	15,713
Net realized loss on sale of short-term investments	231	51
Impairment loss on short-term investments	400	—
Net amortization (accretion) of premium (discount) on short-term investments	183	(665)
Changes in operating assets and liabilities
Receivables	(10,023)	(1,563)
Inventory	(27,316)	—
Prepaid expenses	758	(585)
Other assets	917	(846)
Accounts payable	(2,442)	1,442
Accrued liabilities	876	3,280
Deferred revenue	34,339	26,418
Lease obligations	825	18
Other noncurrent liabilities	(917)	846

Net cash used in operating activities	(94,641)	(60,268)

Investing activities
Purchases of property and equipment	(3,707)	(4,980)
Purchases of short-term investments	(63,397)	(111,932)
Proceeds from sale of property and equipment	11,690	3
Proceeds from sale and maturity of short-term investments	153,348	193,542

Net cash provided by investing activities	97,934	76,633

Financing activities
Debt financing costs	(1,299)	—
Proceeds from exercise of stock options	513	4,338

Net cash (used in) provided by financing activities	(786)	4,338

Net increase in cash and cash equivalents	2,507	20,703
Cash and cash equivalents at beginning of period	29,237	5,577

Cash and cash equivalents at end of period	$31,744	$26,280

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

There are several factors that will significantly impact the Company’s cash requirements during the next twelve months, including the amount of revenue generated from RECOTHROM sales, proceeds from new license and collaboration transactions, amounts the Company may draw under the debt financing arrangement, and reductions in its expense run rate, including the restructuring of agreements with Merck Serono and other cost saving measures it may implement. The Company believes that its existing cash resources, supplemented by activities described above will be sufficient to fund its operations for at least the next twelve months and possibly much longer. In addition, the Company may raise additional funds through one or more financing transactions, which would help fund it over an even longer period. If, despite the existing contractual commitment, funding under the $100.0 million debt financing arrangement were not made available when requested, the Company’s continued operations would be dependent on the completion of new licenses, collaborations or financing transactions and it would likely need to significantly curtail existing operations. The degree of success in raising cash through these other sources would directly impact the Company’s prospective cash requirements and if these activities were not successful, its existing cash resources would likely be exhausted in 2009.

2.	Net loss per share

Basic and diluted net loss per share have been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded 14.0 and 13.0 million outstanding options to purchase common stock for the periods ended September 30, 2008 and 2007, respectively, and 588,500 restricted stock units for the period ended September 30, 2008 as such potential shares are antidilutive for all periods presented. Additionally, the Company is obligated to issue warrants pursuant to a debt financing arrangement with Deerfield Management (See Note 6). No warrants have been issued as of September 30, 2008.

3.	Available-for-sale securities

Short-term investments

Short-term investments consisted of the following at September 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$13,751	$—	$(570)	$13,181
Asset-backed securities	28,160	7	(1,046)	27,121
U.S. government and agency securities	8,986	126	(15)	9,097

	$50,897	$133	$(1,631)	$49,399

Maturity date:
Less than one year	$22,737			$22,279
Due in 1-5 years	16,725			16,477
Due in 5-10 years	—			—
Due in 10 years or more	11,435			10,643

	$50,897			$49,399

During the third quarter of 2008, the Company recorded an other-than-temporary impairment loss of $400,000 on one of its asset-backed security investments. The security was downgraded to a BB rating due to concerns regarding the quality of the underlying collateral and the insurance put in place to enhance the credit quality of the instrument.

The Company’s management has concluded that all other unrealized losses are temporary and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is expected to be recovered. As of September 30, 2008, the weighted average expected maturity dates for all securities did not exceed three years.

Long-term investment

Included in other assets is a long-term investment in common shares of BioMimetic Therapeutics, Inc. (BMTI), a company that licensed certain technologies from the Company and made certain payments in shares of common stock. These shares became publicly traded in 2006 and, as a result, are adjusted to fair value, with the unrealized gain reported as a separate component of shareholders’ equity. For the three and nine months ended September 30, 2008, the unrealized gain on the investment decreased by $65,000 and $1.1 million, respectively. As of September 30, 2008, the unrealized gain on the investment was $856,000.

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

As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company’s short-term and long-term investments accounted for at fair value as of September 30, 2008 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments:
Corporate debt securities	$—	$13,181	$—	$13,181
Asset-backed securities	—	27,121	—	27,121
U.S. government and agency securities	6,034	3,063	—	9,097

	$6,034	$43,365	$—	$49,399

Long-term investment:
BMTI common stock	$1,856	$—	$—	$1,856

4.	Inventory

Inventory is stated at the lower of cost or market. Cost includes amounts related to materials, labor and overhead, and is determined on a specific identification basis in a manner which approximates the first-in, first-out (FIFO) method. Prior to FDA approval of RECOTHROM®, recombinant thrombin on January 17, 2008, all manufacturing related costs were expensed as research and development. The inventory balances reflect the cost of post-approval manufacturing activities. Inventory consisted of the following at September 30, 2008 (in thousands):

Work in process	$25,842
Finished goods	1,474

Total	$27,316

5.	Sale of land

In August 2008, the Company sold land located near its corporate headquarters for $11.8 million and recognized a gain of $7.1 million. The gain is included in other income (expense) on the consolidated statement of operations as gain (loss) on sale of fixed assets.

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

The Company has calculated the fair value of the initial 1.5 million warrants to be $6.2 million using the Black Scholes option pricing model with the following assumptions: expected volatility of 55.2%; expected dividend yield of 0.0%; risk free rate of 3.503%; and a contractual life of six years. The amount has been recorded as deferred financing costs and warrants issuable.

Deferred financing costs, consisting of a $1.0 million loan issuance fee paid to Deerfield, $299,000 of other costs associated with the transaction, and the $6.2 million fair value of warrants issuable, will be amortized to interest expense through June 2013.

In October 2008, the Company requested the first draw of $25.0 million under the Deerfield financing arrangement and received it in November 2008.

7.	Product sales and costs of product sales

RECOTHROM was approved by the FDA on January 17, 2008. Sales of RECOTHROM are recognized as revenue when the product is shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated discounts, rebates, chargebacks, and returns. Prior to FDA approval, all third party manufacturing costs and an allocation of Company labor and overhead associated with the manufacturing of RECOTHROM for commercial sale were expensed as research and development costs as incurred. Subsequent to RECOTHROM approval, these costs are recorded as inventory. Costs of product sales includes the inventory and distribution costs associated with RECOTHROM product sales revenue and a $400,000 charge in the third quarter of 2008 for final packaging costs incurred subsequent to FDA approval for product that is not expected to be sold.

8.	Merck Serono Agreements

On August 28, 2008, the Company exercised its right under the Collaborative Development and Marketing Agreement with Ares Trading S.A. (Merck Serono), to discontinue its co-development and co-funding obligations relating to atacicept and convert to an exclusive license. Accordingly, the Company is no longer responsible for funding product development costs after June 1, 2008. Merck Serono will pay the Company milestone fees and royalties on worldwide net sales, and the Company will continue to be responsible for certain transitional activities and will have its expenses reimbursed by Merck Serono.

The Company and Serono Technologies S.A. (Merck Serono) also amended the Strategic Alliance Agreement which expires on October 12, 2009. Under the revised terms, the Company and Merck Serono have alternating options through October 12, 2009, to obtain an exclusive, worldwide, royalty bearing license to product candidates jointly researched pursuant to the strategic alliance, with Merck Serono having the option for the first product candidate. Each party will have opt-in rights based on pre-negotiated terms if the other party seeks a partner for the applicable product candidate, which include retroactive and prospective cost sharing, royalties and milestone fees. In addition to its co-development and co-commercialization rights within the U.S., Merck Serono will have an exclusive license outside of the United States whether Merck Serono opts-in to develop a product candidate of the Company or the Company opts in to develop a product candidate of Merck Serono.

In addition to the foregoing agreements, the Company is a party to certain other licensing agreements with Merck Serono and its affiliates with regard to earlier stage product candidates. In connection with the restructuring of the Company’s relationship with Merck Serono, the parties also converted their co-development/co-commercialization agreements for IL-17RC and IL-31 to licenses comparable to those contained in the amended Strategic Alliance Agreement with Merck Serono receiving an exclusive license and all rights to IL-17RC and the Company receiving an exclusive license and all rights to IL-31.

As part of the revised agreements with Merck Serono, the Company will no longer have to pay $9.8 million of development costs that were required to be reimbursed to Merck Serono under the prior agreements. The development costs had been previously expensed as research and development costs in the period June 1, 2008 to August 28, 2008. The forgiveness of these expenses was determined to be consideration for the licenses granted to Merck Serono and therefore the Company has considered the $9.8 million to be incremental revenue which is being deferred and recognized as license fee revenue on a straight-line basis through October 2009, the Company’s remaining obligated performance period under the Strategic Alliance Agreement.

9.	Stock compensation

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

In February 2008, the Company granted 620,500 restricted stock units to non-officer employees under the Company’s 2001 Stock Incentive Plan. These shares will vest over a three-year period with one-third vesting on each anniversary of the grant date. The grant date fair value for the restricted stock unit awards was the closing market price of the Company’s common stock on the date of grant, which was $9.26 per share. As of September 30, 2008, total unrecognized compensation costs related to unvested restricted stock units was $4.3 million, which is expected to be recognized on a straight-line basis through February 2011.

The following table shows stock-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	$4,431	$5,231	$14,132	$15,713
Restricted stock units	437	—	1,103	—
Unrestricted stock grants	—	—	747	—

Total	$4,868	$5,231	$15,982	$15,713

The following table shows stock-based compensation expense by expense classification for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development expense	$3,107	$3,407	$10,252	$10,299
Selling, general and administrative expense	1,761	1,824	5,730	5,414

Total	$4,868	$5,231	$15,982	$15,713

No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized.

10.	Comprehensive loss

For the three and nine months ended September 30, 2008, total comprehensive loss was $29.4 million and $109.7 million, respectively. For the three and nine months ended September 30, 2007, total comprehensive loss was $38.9 million and $109.1 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term and long-term investments. The net change in accumulated other comprehensive income for the nine months ended September 30, 2008 was a $2.6 million reduction, reflecting a $1.5 million decrease in net unrealized gains on short-term investments and a decrease of $1.1 million in unrealized gain on long-term investments.

11.	Related party transactions

Novo Nordisk owned approximately 30% and 31% of the Company’s outstanding common stock at September 30, 2008 and 2007, respectively. The following table summarizes revenue earned from Novo Nordisk for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Royalties	$290	$82	$290	$1,276
Collaborations and licenses
IL-20	4	4	2,011	1,011
IL-21	4	3,504	11	3,511
IL-31	—	—	—	1,000
rFactor XIII	—	—	5,000	—
Other	—	42	—	875

Total	$298	$3,632	$7,312	$7,673

Royalties

The Company earned royalties on two products marketed and sold by Novo Nordisk, recombinant insulin and recombinant glucagon. These royalties have ceased due to patent expiration with the final payment received for recombinant insulin during the third quarter of 2008 of $290,000.

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

The Company has licensed the rights to IL-21 to Novo Nordisk for territories outside of North America. Novo Nordisk is obligated to make milestone payments based on the achievement of development milestones and royalties on sales of any resulting products. In the third quarter of 2007, the Company received a milestone payment of $3.5 million and recognized the payment as revenue as the Company had no other significant rights or obligations under the agreement. In January 2008, Novo Nordisk announced that it was discontinuing its oncology research and development program and intends to out license its rights to IL-21.

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

Amounts receivable from Novo Nordisk totaled $92,000 at September 30, 2008.

12.	Recent accounting pronouncements

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

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted FAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company’s results of operations, cash flows or financial condition. See Note 3 for information and related disclosures regarding fair value measurements.

FASB statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement No. 159”) became effective on January 1, 2008. Statement No. 159 permits an instrument by instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. The Company did not elect to apply the fair value option to any eligible financial assets or financial liabilities on January 1, 2008 or during the first three quarters of 2008. Subsequent to the initial adoption, the Company may elect to account for selected financial assets and financial liabilities at fair value. Such an election could be made at the time an eligible financial asset, financial liability or firm commitment is recognized or when certain specified reconsideration events occur.

13.	Contingencies

The Company has a license agreement with a third party under which the Company is obligated to pay royalties based upon the application of an agreed-upon formula, which contains certain variables that are subject to interpretation. Through September 30, 2008, the Company has recorded approximately $285,000 in royalty expense, which it believes fully satisfied its obligation under the license agreement. During the third quarter of 2008, the other party claimed that the Company owes a total of $4.5 million under its interpretation of the royalty formula. The Company continues to believe that its method of calculating the amount of royalties due is valid and intends to vigorously defend its position. The Company has applied SFAS No. 5, Accounting for Contingencies, to this matter and has concluded that it is not required to record a liability.

14.	Subsequent event

In October 2008, the Company entered into a binding, nonexclusive, worldwide license with Bristol-Myers Squibb Company (BMS) to the Company’s patents related to immunoglobulin fusion proteins and has agreed to terminate the related patent infringement lawsuit filed in August 2006 against BMS. In return, BMS will pay the Company a one-time license payment of $21.0 million. The Company has no future performance obligations under this arrangement and accordingly, expects to record the entire amount as license fee revenue in October 2008.

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

One of our most significant challenges is to appropriately invest our operating funds. Our goal is to maximize the value of our RECOTHROM asset, while developing valuable additional product candidates that will generate value for our shareholders over the long term. It can be a complex and highly subjective process to establish the appropriate balance between cash conservation and value generation. There are a number of important factors that we consider in addressing these challenges, including the following:

•	the nature, timing, magnitude and market acceptance of financing transactions, which would typically involve issuance of debt or equity or equity-based securities;

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

We expect that it will be several years before we can generate enough product-related revenues for our company to reach net income or cash flow breakeven, if ever. For the foreseeable future, we expect to continue to use significant amounts of cash to develop our business. Revenues from our existing relationships and the access to $100.0 million in debt financing obtained in June 2008 improve our overall financial position, but additional funding may still be required, the amount of which could be significant, and difficult to obtain. We may decide to enter into additional product development collaborations, which would reduce our funding requirements. We may also generate funding through licensing of our patents, as was recently done with our licensing agreement with Bristol-Myers Squibb Company.

In late 2006, we began preparations for the launch of rThrombin (which we now market in the U.S. as RECOTHROM), which was approved by the FDA on January 17, 2008. In June 2007, we entered into a global collaboration with Bayer for development and commercialization of rThrombin. Bayer has agreed to commercialize rThrombin in countries outside the United States and will co-promote the product with us in the United States for three years. As part of those efforts, Bayer submitted marketing authorization applications to the European Medicines Agency in September 2008 and to Health Canada in November 2008. We have hired approximately 60 field personnel and additional headquarters-based personnel to support the operations related to the commercialization of RECOTHROM. We are also incurring launch and commercialization related marketing costs to support the selling effort. In addition, we are building inventory to ensure we can meet the expected demand for the product and minimize the risk of product shortages. These launch and commercialization related activities require additional funding over and above that related to our development pipeline. We anticipate significant revenue generation from RECOTHROM sales over time; however, we cannot be certain of the rate of market penetration or when, if ever, our revenues will exceed our related costs.

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

Results of Operations

Revenues

Product sales. On January 17, 2008, the FDA granted marketing approval of RECOTHROM (for the 5,000 IU vial configuration) and on May 27, 2008 granted marketing approval of the larger 20,000 IU RECOTHROM vial configuration, both with and without a spray kit. Sales of RECOTHROM are recognized as revenue when the product is shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated discounts, rebates, chargebacks, and returns. We recognized net product sales revenue of $1.8 million and $4.1 million for the three and nine-month periods ended September 30, 2008.

Royalties. Royalties increased by $285,000 for the three-month period ended September 30, 2008 as compared to the corresponding period in 2007. The increase was primarily related to the final payment of insulin royalties from Novo Nordisk. Royalties decreased by $183,000 for the nine-month period ended September 30, 2008 as compared to the corresponding period in 2007. The primary reason for the decrease was reduced insulin and glucagon royalties from Novo Nordisk due to patent expirations. This decrease was partially offset by increased royalties from sales of GEM 21S, a product of BioMimetic Therapeutics, Inc., and BeneFIX, a product of Wyeth Pharmaceuticals Inc.

Collaborations and licenses. We enter into various collaborative agreements that may generate significant license, option or other upfront fees with subsequent milestone payments earned upon completion of development milestones. Where we have no continuing performance obligations under an arrangement, we recognize such payments as revenue when contractually due and payment is reasonably assured, as these payments represent the culmination of a separate earnings process. Where we have continuing performance obligations under an arrangement, revenue is recognized using one of two methods. Where we are able to estimate the total amount of services under the arrangement, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected performance are accounted for prospectively as a change in estimate. Where we cannot estimate the total amount of service that is to be provided, a time-based method is used to recognize revenue. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period, starting with the contract’s commencement, but not before the removal of any contingencies for each milestone. Proportional performance is determined based on the elapsed time compared to the total estimated performance period. Revenue recognized at any point in time is limited to the cash received and amounts contractually due. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones.

On August 28, 2008, we amended the Strategic Alliance Agreement with Serono S.A. (Merck Serono) and simultaneously exercised our right under the atacicept Collaborative Development and Marketing Agreement to discontinue our co-development and co-funding obligations and convert our position to an exclusive milestone and royalty bearing license. Based on these actions, our responsibility for funding atacicept product development costs ended June 1, 2008 and all significant continuing obligations under the agreements will end in October 2009. Since the agreements were negotiated in tandem, we are considering them as a single agreement for revenue recognition purposes. We have recorded our share of the collaboration expenses from January 1, 2008 to August 28, 2008 of $24.7 million as research and development expense. Additionally, as part of the revised agreements with Merck Serono, we will no longer have to pay $9.8 million of development costs that were required to be reimbursed to Merck Serono under the prior agreements. The development costs had been previously expensed as research and development costs in the period June 1, 2008 to August 28, 2008. The forgiveness of these expenses was determined to be consideration for the licenses granted to Merck Serono and therefore we have considered the $9.8 million to be incremental revenue which is being deferred and recognized as license fee revenue on a straight-line basis through October 2009, our remaining obligated performance period under the Strategic Alliance Agreement.

Collaboration and license revenue was $8.5 million for the three-month period ended September 30, 2008, an increase of $1.3 million as compared to the corresponding period in 2007. The increase primarily resulted from license fees earned under the RECOTHROM (rThrombin) agreement with Bayer, which became effective in June 2007, and milestone revenue earned in September 2008 under the BioMimetic Therapeutics Inc. license agreement. Partially offsetting this increase is a $3.5 million milestone earned in the third quarter of 2007 under the IL-21 license agreement with Novo Nordisk for which no comparable amount was earned in the third quarter of 2008. Collaboration and license revenue was $29.0 million for the nine-months ended September 30, 2008, an increase of $16.1 million as compared to the corresponding period in 2007. The improvement primarily resulted from an $11.9 million increase in license fees earned under the RECOTHROM agreement with Bayer, and milestone revenue of $5.0 million earned in 2008 under the rFactor XIII license agreement with Novo Nordisk. These increases were partially offset by the aforementioned decline related to the $3.5 million earned under the IL-21 agreement with Novo Nordisk in 2007.

In addition, collaboration and license revenue related to Merck Serono agreements was $2.8 million and $1.5 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $6.4 million and $4.3 million for the nine-months ended September 30, 2008 and 2007, respectively. The increases for both periods resulted from the increased amortization associated with the restructuring of our agreements with Merck Serono, as described above. As of September 30, 2008, the deferred revenue related to the Merck Serono agreements totaled $22.2 million.

Costs and expenses

Costs of product sales. Prior to FDA approval of RECOTHROM in January 2008, all third party manufacturing costs and an allocation of our labor and overhead associated with the manufacturing of RECOTHROM for commercial sale were expensed as research and development costs as incurred. Subsequent to approval, third party manufacturing costs and labor and overhead associated with the commercial manufacturing of RECOTHROM are recorded as inventory. Accordingly, we expect that costs of product sales will be lower during the time we are selling product manufactured prior to approval. Costs of product sales includes the inventory and distribution costs associated with RECOTHROM product revenue. Additionally, we recorded a $400,000 charge to cost of product sales in the three-month period ended September 30, 2008 for final packaging costs incurred subsequent to FDA approval for product that is not expected to be sold. For the three- and nine-month periods ended September 30, 2008, we recognized $695,000 and $994,000, respectively, as total costs of product sales.

Research and development. Research and development expense consists primarily of salaries and benefit expenses, costs of consumables, contracted services and stock-based compensation. Our research and development activities have generally been expanding over the past several years, particularly related to our recently approved commercial product, RECOTHROM, and clinical-stage product candidates, atacicept, IL-21 and PEG-IFN-•. Research and development expense has been partially offset by cost reimbursements from collaborators for work performed on various co-development programs. These trends for the periods presented are shown in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Salaries and benefits	$11,453	$14,187	$41,695	$43,912
Consumables	2,832	2,998	8,822	8,830
Facility costs	1,964	2,314	6,933	6,477
Contracted services	11,635	14,029	41,074	29,906
Depreciation and amortization	1,190	1,329	3,669	3,965
Stock-based compensation	3,106	3,407	10,252	10,299

Subtotal	32,180	38,264	112,445	103,389
Cost reimbursement from collaborators	(1,964)	(3,722)	(9,921)	(7,035)

Net research and development expense	$30,216	$34,542	$102,524	$96,354

Salaries and benefits, consumables and facility costs, generally track with changes in our employee base from year to year; however, in February 2008, we terminated 37 research and development employees and recorded a severance related charge of $2.0 million in the first quarter of 2008. In addition, costs related to RECOTHROM manufacturing have been reclassified from salaries and benefits and added to inventory. As a result of these events, salaries and benefits decreased in the three- and nine- month periods ended September 30, 2008 as compared to the same periods in 2007.

Contracted services include the cost of items such as contract research, contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Our clinical trial costs increased by $965,000 and $4.5 million in the three- and nine-month periods ended September 30, 2008, respectively, as compared to the corresponding periods in 2007, primarily reflecting the costs incurred for the atacicept lupus nephritis clinical trial that began in late 2007. Payments to collaborators also increased by $3.0 million and $15.4 million for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the corresponding periods in 2007, primarily reflecting our portion of atacicept development costs under our collaboration with Merck Serono. In August 2008, we amended our collaboration with Merck Serono whereby Merck Serono will be responsible for all development costs associated with atacicept subsequent to August 28, 2008. For the periods January through August 2008, we recorded contract service costs of approximately $24.7 million related to the Merck Serono agreements. Contract manufacturing costs decreased by approximately $5.9 million and $8.2 million for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the corresponding periods in 2007, reflecting the discontinued expensing of pre-approval manufacturing of rThrombin bulk drug and finished product inventory after FDA approval in January 2008.

To date, our business needs have not required us to fully allocate all research and development costs among our various programs. However, we track direct labor, contracted services and certain consumable costs by program, which we monitor to ensure appropriate utilization of our company resources. We also incur indirect costs that are not allocated to specific programs. These costs include indirect labor, certain consumable costs, facility costs, and depreciation and amortization, all of which benefit all of our research and development programs. The following table presents our research and development costs allocated to clinical development, preclinical and research programs, together with the unallocated costs that benefit all programs for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Clinical development programs:
Hemostasis	$4,092	$12,137	$13,400	$26,280
Autoimmunity and oncology	8,280	5,670	29,931	15,878
Antiviral	1,064	1,199	2,762	4,180
Preclinical and research programs	5,987	5,735	17,297	15,743
Unallocated indirect costs	10,793	9,801	39,134	34,273

Total	$30,216	$34,542	$102,524	$96,354

The major trends in research and development program costs for the periods presented in the table were as follows:

•

Hemostasis clinical development program costs decreased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, reflecting RECOTHROM manufacturing costs that were charged to expense in 2007 and are now being charged to inventory subsequent to FDA approval on January 17, 2008. In addition, we have recorded expense reimbursements from our collaborator Bayer in 2008 for which no comparable amounts were recorded in 2007.

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs increased for the 2008 periods primarily due to increased clinical trial activity and related manufacturing costs of clinical material. Such increases primarily related to evaluating atacicept for the treatment of lupus, rheumatoid arthritis and multiple sclerosis. These costs are expected to decrease in the future due to the amended agreements with Merck Serono completed in August 2008.

•	Antiviral clinical development program costs decreased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, reflecting lower personnel costs for PEG-IFN-l.

•

Preclinical and research program costs increased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due to an increase in external costs related to our IL-17RC collaboration with Merck Serono, which was partially offset by reduced personnel costs in the third quarter of 2008.

•

Unallocated indirect costs increased for the three and nine months ended September 30, 2008 as compared to the same periods in 2007, reflecting increased personnel-related costs, including severance costs for terminated research and development employees in February 2008.

Selling, general and administrative. Selling, general and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 10% and 36% for the three and nine-month periods ended September 30, 2008, respectively as compared to the corresponding periods in 2007. The increases were primarily due to increased sales and marketing activities and the hiring our sales force early in the third quarter of 2007 to support the launch and commercialization of RECOTHROM in 2008.

Stock-based compensation. Stock-based compensation expense decreased $363,000 for the three-month period ended September 30, 2008 and increased $269,000 for the nine-month period ended September 30, 2008 as compared to the corresponding periods in 2007. The following amounts of stock-based compensation expense were recorded for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development expense	$3,107	$3,407	$10,252	$10,299
Selling, general and administrative expense	1,761	1,824	5,730	5,414

Total	$4,868	$5,231	$15,982	$15,713

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in investment grade, fixed-income securities. There are four primary factors affecting the amount of investment income that we report: the amount of cash reserves invested, the effective interest rate, the amount of realized gains or losses on investments sold during the period and the amount of other-than-temporary impairment recorded in the period. The following table shows how each of these factors affected investment income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average amount of cash reserves	$92,955	$211,291	$129,645	$218,272
Effective interest rate	0.95%	1.21%	2.89%	3.70%

Investment income before gains (losses)	880	2,564	3,751	8,075
Net gain (loss) on investments	(390)	3	(631)	(51)

Investment income, as reported	$490	$2,567	$3,120	$8,024

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. Interest expense increased by $316,000 and $292,000 in the three and nine-month periods ended September 30, 2008, respectively, as compared to the corresponding periods in 2007, primarily reflecting the amortization of deferred financing costs.

Gain (loss) on sale of fixed assets. In August of 2008, we sold undeveloped land near our corporate headquarters for $11.8 million and recognized a gain of $7.1 million.

Liquidity and Capital Resources

As of September 30, 2008, we had cash, cash equivalents and short-term investments of $81.1 million, which we intend to use to fund our operations and capital expenditures. These cash reserves are held in a variety of investment-grade, fixed-income securities, including corporate bonds, commercial paper and money market instruments. We continue to monitor our investments closely and, based on market conditions, recorded an other-than-temporary impairment loss of $400,000 on one security in the third quarter of 2008. We consider all other unrealized losses totaling $1.6 million to be temporary.

In June 2008, we completed a debt financing arrangement enabling us to draw up to $100.0 million in $25.0 million increments until January 2010. Interest will accrue on amounts outstanding at a rate of 4.9% per annum, compounded quarterly, and will be due, along with outstanding principal, in June 2013. Each $25.0 million draw entitles the lender to a royalty equal to 2% of RECOTHROM net sales in the U.S. The cumulative royalty will not exceed $45.0 million assuming we draw the entire $100.0 million. In addition, we are obligated to issue between 1.5 million and 4.5 million in six-year warrants depending on the amount drawn. In October 2008, we requested our first draw of $25.0 million under the debt financing arrangement and received it in November 2008.

There are several factors that will significantly impact our cash requirements during the next twelve months, including the amount of revenue generated from RECOTHROM sales, proceeds from new license and collaboration transactions, amounts we may draw under the debt financing arrangement, and reductions in our expense run rate, including the restructuring of our agreements with Merck Serono and other cost saving measures we may implement. We believe that our existing cash resources, supplemented by activities described above will be sufficient to fund our operations for at least the next 12 months and possibly much longer. In addition, we may raise additional funds through one or more financing transactions, which would help fund our company over an even longer period of time.

Cash flows from operating activities. The amount of cash used to fund our operating activities generally tracks our net losses, with the following exceptions:

•

noncash items, such as depreciation and amortization of fixed assets, amortization of deferred debt issue costs, gain or loss on sale or disposal of assets, and stock-based compensation, which do not result in uses of cash;

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

Generally, with the exception of certain noncash items, changes in deferred revenue and RECOTHROM inventory increases, we do not expect these items to generate material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue. For example, we received milestone payments from Bayer relating to the rThrombin collaboration of $30.0 million in July 2007 and $40.0 million in February 2008 that have been recorded as deferred revenue and are being recognized as revenue through the first quarter of 2013. For the nine-month periods ended September 30, 2008 and 2007, we recognized $19.7 million and $6.6 million, respectively, of previously deferred revenue relating to Bayer and other collaborations. The timing of additional deferred revenue transactions is expected to be irregular and, accordingly, has the potential to create fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

Cash flows from investing activities. Our most significant use of cash in investing activities is for capital expenditures. We expend a certain amount each year on routine items to maintain the effectiveness of our business, e.g., to adopt newly developed technologies, expand into new functional areas, adapt our facilities to changing needs or replace obsolete assets. In addition, we have used cash at various times to purchase land and expand facilities. In August 2008, we sold land that we purchased in 2001 and 2002 for $11.8 million. Cash flows from investing activities also reflect large amounts of cash used to purchase short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Cash flows from financing activities. We paid $1.3 million in costs related to the $100.0 million debt financing arrangement in the nine-month period ended September 30, 2008 and received $513,000 and $4.3 million of proceeds from the exercise of stock options for the nine-month periods ended September 30, 2008 and 2007, respectively.

We expect to incur substantial additional costs as we continue to advance and expand our product development programs, as well as continue to commercialize RECOTHROM. Our plans include the internal development of selected product candidates and the co-development of product candidates with collaborators where we would assume a percentage of the overall product development costs. We also expect to incur substantial costs during the remainder of 2008 and in 2009 supporting the commercialization of RECOTHROM. Although we remain optimistic regarding its commercial prospects and its potential peak market share, it might be quite some time, if ever, before our RECOTHROM revenues exceed our expenses. If at any time our prospects for financing these various initiatives decline, we may decide to look for ways to reduce our ongoing investment. In such event, we might consider discontinuing our funding under existing co-development arrangements, establishing new co-development arrangements for other product candidates to provide additional funding sources or out-licensing product candidates or certain rights related to product candidates that we might otherwise develop and commercialize internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

Our long-term capital requirements and the adequacy of our available funds will depend on several factors, many of which may not be fully in our control, including:

•	success in marketing and selling RECOTHROM;

•	results of research and development programs;

•	cash flows under existing and potential future arrangements with licensees, collaborators and other parties; and

•	costs involved in filing, prosecuting, enforcing and defending patent claims.

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

Contractual Obligations

At September 30, 2008, we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$102,262	$8,081	$17,021	$18,234	$58,926
Operating leases	31,697	2,388	5,311	5,706	18,292
Development contracts	2,142	2,142	—	—	—
RECOTHROM manufacturing contracts	101,701	36,353	18,698	17,250	29,400

Total	$237,802	$48,964	$41,030	$41,190	$106,618

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

Until recently, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which may include United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, commercial paper and money market funds.

In 2008, due to deteriorating conditions in the debt markets, our exposure to market risk has increased and has impacted our investment portfolio. Overall liquidity for many debt issues has declined substantially, meaning that we may realize losses if we are required to liquidate securities upon short notice. Additionally, the credit quality of certain issues has declined substantially, causing ratings downgrades and in some cases uncertainty regarding the ability of issuers to repay principal amounts. Also, with respect to asset backed securities, overall economic conditions have generated concerns about the value of underlying assets held as collateral, and highlighted risks associated with insurance policies used to enhance the credit of the related debt issues. To date, we have not experienced defaults on any of our investment securities. We continue to monitor our investments closely and, based on market conditions, recorded an other-than-temporary impairment loss of $400,000 on one security in the third quarter of 2008.

We have no material foreign currency exposure, nor do we hold derivative financial instruments.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit Number

10.1	First Amended and Restated Development and Marketing Agreement, dated August 28, 2008, between ZymoGenetics, Inc. and Ares Trading S.A.

10.2	First Amended and Restated Strategic Alliance Agreement, dated August 28, 2008, between ZymoGenetics, Inc. and Serono Technologies S.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted based on a request for confidential treatment from the Securities and Exchange Commission. The omitted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: November 5, 2008	By:	/s/ James A. Johnson
James A. Johnson Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)