Form 10-Q
period 2009-03-31
ZYMOGENETICS INC
filed 2009-05-06
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding at April 30, 2009: 69,026,290 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2009

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZYMOGENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$121,110	$50,088
Short-term investments	31,492	39,799
Receivables	6,925	11,249
Inventory	41,448	28,241
Prepaid expenses	4,327	3,579

Total current assets	205,302	132,956

Property and equipment, net	62,417	63,676
Deferred financing costs, net	6,280	6,726
Long-term investment	1,192	1,547
Other assets	4,524	5,141

Total assets	$279,715	$210,046

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,784	$8,834
Accrued liabilities	10,197	13,099
Lease obligations	650	563
Deferred revenue	29,673	34,472
Collaboration obligation	49,295	—

Total current liabilities	97,599	56,968

Lease obligations	67,191	67,366
Debt obligation	25,000	25,000
Deferred revenue	31,292	33,374
Collaboration obligation	46,567	—
Other long-term liabilities	3,670	3,979

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value, 30,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 150,000 shares authorized, 69,022 and 68,736 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	791,098	786,736
Non-voting common stock, no par value, 30,000 shares authorized, no shares issued and outstanding	—	—
Accumulated deficit	(780,332)	(762,203)
Accumulated other comprehensive loss	(2,370)	(1,174)

Total shareholders’ equity	8,396	23,359

Total liabilities and shareholders’ equity	$279,715	$210,046

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Product sales, net	$4,505	$986
Royalties	322	1,534
Collaborations and licenses	20,018	10,992

Total revenues	24,845	13,512

Costs and expenses
Costs of product sales	1,016	106
Research and development	24,737	39,248
Selling, general and administrative	15,002	14,627

Total costs and expenses	40,755	53,981

Loss from operations	(15,910)	(40,469)

Other income (expense)
Investment income	506	1,462
Interest expense	(2,725)	(1,889)

Total other expense	(2,219)	(427)

Net loss	$(18,129)	$(40,896)

Basic and diluted net loss per share	$(0.26)	$(0.60)

Weighted-average number of shares used in computing net loss per share	68,869	68,619

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(18,129)	$(40,896)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,840	1,782
Amortization of debt issuance costs	436	—
Net gain on disposition of property and equipment	(13)	(10)
Stock-based compensation	4,028	6,055
Net realized loss on sale of short-term investments	—	202
Net amortization of premium on short-term investments	13	26

Changes in operating assets and liabilities
Receivables	4,324	(2,862)
Inventory	(13,207)	(3,292)
Prepaid expenses	(748)	(1,191)
Other assets	617	215
Accounts payable	(1,050)	(4,388)
Accrued liabilities	(2,902)	(4,677)
Lease obligations	(88)	78
Deferred revenue	(6,881)	33,812
Collaboration obligation	95,862	—
Other long-term liabilities	(309)	(214)

Net cash provided by (used) in operating activities	63,793	(15,360)

Investing activities
Purchases of property and equipment	(569)	(721)
Purchases of short-term investments	—	(55,641)
Proceeds from sale of property and equipment	1	135
Proceeds from sale and maturity of short-term investments	7,452	88,858

Net cash provided by investing activities	6,884	32,631

Financing activities
Proceeds from exercise of stock options	345	313

Net cash provided by financing activities	345	313

Net increase in cash and cash equivalents	71,022	17,584

Cash and cash equivalents at beginning of period	50,088	29,237

Cash and cash equivalents at end of period	$121,110	$46,821

Supplemental disclosures
Cash paid for interest	$1,957	$1,899

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

These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

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

The Company expects to fund its future operations using its existing cash resources; revenues from RECOTHROM sales; and cash generated from existing and newly established collaborations and licenses. In particular, the co-development/co-promotion and license agreement with Bristol-Myers Squibb, executed in January 2009 (see Note 6), provided the Company with $105.0 million in March 2009 and $95.0 million of contingent funding is expected to be received in the second half of 2009. In addition, the Company has $75.0 million contractually available under a financing arrangement with Deerfield Management that can be drawn at any time until January 2010 (see Note 5). The Company also restructured its operations in April 2009 and reduced its workforce by 32% (see Note 11). The Company believes that it has sufficient cash resources to fund its operations for at least the next two to three years; however, this outlook could be impacted by the sales performance of RECOTHROM and future development activities for PEG-Interferon lambda. Furthermore, the Company will continue to pursue opportunities to raise additional funds through new licenses and/or collaboration transactions.

EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (EITF 07-1), which was effective beginning January 1, 2009, has been applied to the statements contained herein. EITF 07-1 requires the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under the collaborative arrangements, the stage of the underlying endeavors’ life cycle, the Company’s accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. The Company has disclosed the nature of its collaboration agreements entered into prior to the adoption of EITF 07-1 in its 2008 Form 10-K and its license and collaboration with Bristol-Myers Squibb in Note 6.

2. Loss per share

Basic and diluted net loss per share have been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded certain options to purchase common stock, restricted stock units and warrants to purchase common stock, as such potential shares are antidilutive. The following table presents the securities not included in the net loss per share for three months ended March 31 (in thousands):

	2009	2008
Options to purchase common stock	15,421	14,136
Restricted stock units	373	621
Warrants to purchase common stock	1,500	—

3. Available-for-sale securities

Short-term investments

Short-term investments consisted of the following at March 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$6,294	$7	$(64)	$6,237
Asset-backed securities	21,857	6	(2,593)	19,270
U.S. government and agency securities	5,903	82	—	5,985

	$34,054	$95	$(2,657)	$31,492

Maturity date:
Less than one year	$12,508			$12,533
Due in 1-5 years	10,891			10,652
Due in 5-10 years	—			—
Due in 10 years or more	10,655			8,307

	$34,054			$31,492

The Company’s management has concluded that besides the $400,000 of other-than-temporary impairment recorded in the third quarter of 2008, the unrealized losses are temporary and the Company has the ability and intent to hold the investments until at least substantially all of the cost of the investments is expected to be recovered. As of March 31, 2009, the weighted average expected maturity dates for all securities did not exceed three years.

Long-term investment

Included in other assets is a long-term investment in common shares of BioMimetic Therapeutics, Inc., a company that licensed certain technologies from the Company and made certain payments in shares of common stock. These shares are publicly traded and are adjusted to fair value, with the unrealized gain reported as a separate component of shareholders’ equity. As of March 31, 2009 and 2008, the unrealized gain on the investment was $192,000 and $343,000, respectively.

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

As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company’s short-term and long-term investments accounted for at fair value as of March 31, 2009 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,225	$—	$—	$18,225

Short-term investments:
Corporate debt securities	$—	$6,237	$—	$6,237
Asset-backed securities	—	19,270	—	19,270
U.S. government and agency securities	5,985	—	—	5,985

	$5,985	$25,507	$—	$31,492

Long-term investment:
BMTI common stock	$1,192	$—	$—	$1,192

4. Inventory

Inventory is stated at the lower of cost or market. Cost includes amounts related to materials, labor and overhead, and is determined on a specific identification basis in a manner which approximates the first-in, first-out (FIFO) method. Inventory balances reflect the cost of post-approval manufacturing activities for RECOTHROM. The manufacturing of RECOTHROM requires multiple steps which are performed by a series of single source third party contractors based upon the Company’s specifications. As protection against product shortages, the Company maintains safety stocks of inventory at each stage in the manufacturing process and has entered into manufacturing contracts, some of which contain annual minimum purchase commitments. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories based on forecasted demand. Inventory consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$1,968	$1,664
Work in process	38,302	25,751
Finished goods	1,178	826

Total	$41,448	$28,241

5. Debt financing

In June 2008, the Company entered into a financing arrangement with Deerfield Management (Deerfield), whereby the Company can borrow up to $100.0 million in four draws of $25.0 million each until January 2010. Interest will accrue on amounts outstanding at a rate of 4.9% per annum, compounded quarterly, and will be due, along with outstanding principal, in June 2013. Each $25.0 million draw entitles Deerfield to a royalty equal to 2% of U.S. RECOTHROM net sales. The cumulative royalty will not exceed $45.0 million assuming the Company draws the entire $100.0 million and the royalties will be lower if the Company borrows less than $100.0 million. In addition, the Company agreed to issue Deerfield warrants to purchase 1.5 million shares of common stock at $10.34 per share at the earlier of the first draw or January 2010, and warrants to purchase 1.0 million shares each upon the second, third and fourth draws exercisable at a 25% premium to the average sale price of the Company’s common stock for the 15 trading days prior to the draw. All warrants will have a six-year term and the Company is obligated to register with the SEC the common stock issuable under the warrants. The Company can repay borrowed amounts in whole or in part at any time, without penalty, and all associated interest and royalty obligations will cease.

In November 2008, the Company borrowed the first $25.0 million under the Deerfield financing arrangement and issued the related 1.5 million warrants. Deferred financing costs, including the fair value of the warrants, are being amortized to interest expense through June 2013. During the three-month period ended March 31, 2009, $744,000 of related financing costs were expensed to interest expense.

6. Bristol-Myers Squibb agreement

In January 2009, the Company entered into a co-development/co-promotion and license agreement with Bristol-Myers Squibb for the type-3 interferon family. In accordance with the agreement, the Company is primarily responsible for the completion of certain Phase 1 and Phase 2 clinical trials while BMS is responsible for certain Phase 2 and Phase 3 clinical trials, clinical and commercial manufacturing, the drug approval process and for commercialization of any approved drugs. The Company is required to fund the first $100.0 million of joint development costs and additional development costs will be funded 80% by Bristol-Myers Squibb with the Company funding the remaining 20%. The Company is obligated to transfer all materials and manufacturing know-how to Bristol-Myers Squibb by November 26, 2009 and will continue to exchange enabling technology through the commercialization period. The Company will also participate on Executive, Development and Commercialization steering committees. The Company does have the right to cease contributing to all development and commercialization costs at any time, which would convert the agreement into a royalty arrangement. If the Company elects to convert to a royalty arrangement, the Company will still be required to fund the first $100.0 million of development costs and it will no longer participate on any of the steering committees.

The Company’s substantive obligations under this agreement are expected to be satisfied in 2011 and it has the right to convert its funding obligations and participation in the agreement at any time. This conversion right allows the Company to record revenue under the agreement as a single unit of accounting. As the Company is able to estimate its program costs through the performance period, revenue has been recognized using the proportional performance methodology. The $105.0 million of license fees received in March 2009 will be used to fund the initial $100.0 million of development costs incurred by both companies (the Collaboration Obligation). The reimbursement of the Company’s development costs from the Collaboration Obligation will be recorded as collaboration revenue. The remaining $5.0 million, together with the additional payments expected to be received in 2009, will be recognized as collaboration revenue by the Company based on the percentage of its total allowable program costs incurred to date compared to its total expected allowable program costs over the performance period.

During the quarter ended March 31, 2009, the Company incurred development costs of $4.1 million under the agreement and recorded an equal amount of collaboration and license revenue related to these costs. In addition, the Company recorded collaboration and license revenue of $4.8 million based on the percentage of completion formula described above.

As of March 31, 2009, the remaining balance of the Collaboration Obligation was $95.9 million.

7. Stock compensation

The following table shows stock-based compensation expense by expense classification and type of award for the three-month periods ended March 31 (in thousands):

	2009	2008
Research and development expense
Stock options	$2,140	$3,265
Restricted stock units	305	164
Unrestricted stock grants	—	519

	2,445	3,948

Selling, general and administrative expense
Stock options	1,500	1,844
Restricted stock units	83	35
Unrestricted stock grants	—	228

	1,583	2,107

Total	$4,028	$6,055

No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized.

8. Comprehensive loss

For the three months ended March 31, 2009 and 2008, comprehensive loss was $19.3 million and $42.5 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term and long-term investments. The net change in accumulated other comprehensive loss for the three months ended March 31, 2009 was a $1.2 million increase, reflecting a $841,000 increase in net unrealized losses on short-term investments and a decrease of $356,000 in unrealized gain on long-term investments.

9. Related party transactions

Novo Nordisk owned approximately 30% of the Company’s outstanding common stock at both March 31, 2009 and 2008, respectively.

Option and license agreement

In 2000, Novo Nordisk entered into an option and license agreement which, including extensions, expired in November 2006. Under the terms of the agreement, Novo Nordisk was responsible for all development activities and is obligated to make payments upon the achievement of predefined development milestones and to pay royalties on sales of any resulting products.

Pursuant to the option and license agreement and related subsequent agreements, the Company earned and recognized as revenue milestone payments of $3.5 million and $2.0 million for the three-month periods ended March 31, 2009 and 2008, respectively.

Factor XIII

In 2004, the Company entered into a license agreement with Novo Nordisk with respect to recombinant Factor XIII. In the three-month period ended March 31, 2008, the Company received a $2.5 million milestone payment and recognized the payment as revenue since the Company does not have any significant remaining performance obligations.

10. Recent accounting pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) released FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) which amends FAS No. 157, Fair Value Measurements, to provide additional guidance for estimating the fair value of a financial asset or liability when the volume and level of market activity for such asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In situations where the volume and level of activity has decreased significantly or where transactions are deemed to be disorderly, quoted market prices may not be determinative of fair value. In such situations, FSP FAS 157-4 calls for adjustments to quoted market prices in determining fair value. These adjustments may involve the use of other valuation techniques such as the present value of anticipated cash flows. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its results of operations, cash flows or financial condition.

In April 2009, the FASB released FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position (FSP) amends other than temporary impairment (OTTI) guidance for debt securities and provides additional guidance regarding the credit and noncredit component of an OTTI event as it applies to debt securities, requiring that credit losses of an OTTI be included in the statement of operations. This FSP is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company is currently evaluating the impact of the adoption of this FSP on its results of operations, cash flows and financial condition.

11. Subsequent event

On April 29, 2009, the Company reduced its workforce by 161 employees or 32% as part of a corporate restructuring. As a result of the staff reduction, the Company will record an expense of approximately $8.5 million in the second quarter of 2009 for severance related costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. This report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Factors that could cause or contribute to such differences include, but are not limited to, risks associated with our unproven marketing and sales capabilities, preclinical and clinical development, manufacturing of products, product safety, regulatory oversight, relationships with third parties, intellectual property claims and litigation and other risks detailed in our public filings with the Securities and Exchange Commission, including those risks described in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and other factors that may affect our business, prospects, results of operations and financial condition.

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

RECOTHROM®, recombinant thrombin, is a topical hemostatic agent used for the control of moderate bleeding during surgical procedures, which was approved by the FDA on January 17, 2008. We are marketing RECOTHROM in the U.S. using our own commercial infrastructure, which includes a dedicated field force of sales people and medical scientific liaisons. We have retained all RECOTHROM rights in the U.S. In June 2007, we entered into a license and collaboration agreement with Bayer Schering Pharma AG for development and commercialization of RECOTHROM outside of the U.S. Bayer has agreed to commercialize RECOTHROM in countries outside the U.S. Simultaneously, we entered into a co-promotion agreement with Bayer Healthcare LLC under which Bayer will co-promote RECOTHROM with us in the U.S. for up to four years, ending in March 2012. We have hired approximately 60 field personnel and additional headquarters-based personnel to support the commercial operations that are necessary for selling RECOTHROM. We are incurring substantial marketing costs to support the selling effort. We are also maintaining significant levels of inventory and have entered into long-term manufacturing agreements with contractual minimum purchase commitments to meet the expected demand for the product and minimize the risk of product shortages. These commercialization activities have and will continue to utilize substantial cash resources until such time as RECOTHROM sales reach a level, if ever, that will cover our related costs. We anticipate significantly higher revenue generation from RECOTHROM sales over time; however, we cannot be certain of the future rate of market penetration or when, if ever, our revenues will exceed our related costs.

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

Generating the funding necessary to operate our business is challenging. There are a number of potential sources of revenues and cash that we pursue in order to address our funding needs, including the following:

•	sales of RECOTHROM, net of all related discounts and allowances;

•

research, development and commercialization collaborations, such as the ones we have entered into with Bayer for RECOTHROM and Bristol-Myers Squibb for PEG-Interferon lambda, which provide revenues while also enabling us to fund our ongoing research and development expenses;

•

licensing of technologies or product candidates, such as atacicept and recombinant Factor XIII, to other companies, which typically provide license fees and potential milestone payments and royalties on sales;

•	issuance of equity or equity-based securities;

•	debt financing, such as the $100.0 million financing arrangement we entered into with Deerfield Management in June 2008; and

•	investment income on our cash reserves.

We expect that it will be at least several years before we can generate enough product-related revenues for our company to reach net income or cash flow breakeven, and we expect to continue to invest significant amounts of cash in developing our business. We intend to pursue additional collaboration and license transactions as a means of generating additional cash and reducing our ongoing expenses. These transactions may involve our product candidate IL-21, currently in Phase 2 clinical trials, and our earlier stage candidates that have not yet begun clinical testing. Additionally, as part of our corporate restructuring effective in April 2009, we reduced our work force by 32% as a means of further reducing operating costs, primarily in research and development. We believe this reduction will generate annual cost savings of approximately $30 million.

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

Results of Operations

Revenues

Product sales. The FDA granted marketing approval of RECOTHROM on January 17, 2008 for the 5,000 IU vial configuration and on May 27, 2008 for the 20,000 IU vial configuration, both with and without a spray kit. Sales of RECOTHROM are recognized as revenue when the product is shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated discounts, rebates, chargebacks and returns. We expect sales of RECOTHROM to increase over the next several years as we further penetrate the market. We recognized net product sales revenue of $4.5 million for the three-month period ended March 31, 2009, which, as anticipated, was substantially higher than the $1.0 million for the first quarter of 2008 when the product was launched.

Royalties. We earn royalties on sales of certain products subject to license agreements with other companies. Royalties decreased $1.2 million for the three-month period ended March 31, 2009 as compared to the corresponding period in 2008. The decrease in royalties was primarily due to the discontinuation of a minimum royalty payment obligation payable by BioMimetic Therapeutics, Inc. on its product GEM 21S and the expiration of royalty rights related to BeneFIX, a product of Wyeth Pharmaceuticals, Inc., in December 2008.

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

In January 2009, we entered into a co-development/co-promotion and license agreement with Bristol-Myers Squibb for the type-3 interferon family. We received $105.0 million in license fees in March 2009; and may receive various milestone payments based on the achievement of certain objectives, including $95.0 million expected later in 2009 related to the initiation of Phase 2 clinical trials. We also received profit sharing and co-promotion rights in the U.S. and will receive royalties on sales outside of the United States. We are also eligible for sales bonuses based on world-wide sales of licensed products. We are providing a license to related technology and are obligated to fund the first $100.0 million of costs for development in the U.S. and Europe, after which we will be responsible for 20% of such costs. We are recognizing revenue using a proportional performance model. We are recording revenue related to the license fees and near-term milestone payments over approximately three years, which corresponds to the period we anticipate will satisfy our performance obligations under the agreement.

Collaboration and license revenue was $20.0 million for the three-month period ended March 31, 2009, an increase of $9.0 million as compared to the corresponding period in 2008. The increase resulted primarily from revenues earned under the Bristol-Myers Squibb agreement for PEG-Interferon lambda of $8.9 million and $3.2 million of increased amortization associated with the 2008 restructuring of our agreements with Merck Serono. These increases were partially offset by a decrease in license and collaboration fees related to the Bayer collaboration of $1.8 million and a decrease in milestone revenue related to licenses with Novo Nordisk of $1.0 million.

For the three months ended March 31, 2009, changes in deferred collaboration and license revenue were as follows:

Balance, January 1, 2009	$67,846
Cash receipts	5,500
Revenue recognized	(12,381)

Balance, March 31, 2009	$60,965

As of March 31, 2009, the deferred revenue related to the Merck Serono agreements, the Bayer agreement, and the Bristol-Myers Squibb agreements were $10.6 million, $50.2 million and $200,000, respectively. As of March 31, 2009, the remaining collaboration obligation related to funding the first $100.0 million of development costs under the Bristol-Myers Squibb collaboration was $95.9 million.

Costs and expenses

Costs of product sales. Prior to FDA approval of RECOTHROM in January 2008, all third party manufacturing costs and an allocation of our labor and overhead associated with the manufacturing of RECOTHROM for commercial sale were expensed as research and development costs as incurred. Subsequent to approval, third party manufacturing costs and labor and overhead associated with the commercial manufacturing of RECOTHROM are recorded as inventory. Accordingly, we expect that costs of product sales will be lower during the time we are selling product manufactured prior to approval. Costs of product sales includes the inventory and distribution costs associated with RECOTHROM product revenue. For the three-month periods ended March 31, 2009 and 2008, we recognized $1.0 million and $106,000, respectively, as total costs of product sales.

Research and development. Research and development expense consists primarily of salaries and benefit expenses, costs of consumables, facility costs, contracted services and stock-based compensation. Research and development expense has been partially offset by cost reimbursements from collaborators for work performed on various co-development programs where each party shares costs and actively participates throughout the collaboration.. The breakdown of research and development expense for the three-month periods ended March 31 are shown in the following table (in thousands):

	2009	2008
Salaries and benefits	$13,143	$17,480
Consumables	2,269	2,868
Facility costs	2,126	2,504
Contracted services	4,653	15,586
Depreciation and amortization	1,240	1,293
Stock-based compensation	2,445	3,948

Subtotal	25,876	43,679
Cost reimbursement from collaborators	(1,139)	(4,431)

Net research and development expense	$24,737	$39,248

Salaries and benefits and consumables generally track with changes in our employee base from year to year; however, in February 2008, we terminated 37 research and development employees and recorded a severance related charge of $2.0 million in the first quarter of 2008. In addition, salary and benefit costs related to RECOTHROM manufacturing subsequent to FDA approval in January 2008 have been included in inventory costs instead of being recorded as research and development expense. As a result of these events, salaries and benefits decreased in the three-month period ended March 31, 2009 to a greater extent than would have otherwise been expected as compared to the same period in 2008.

Effective April 2009, as part of our corporate restructuring, we reduced our research and development workforce by 130 employees. We will record a charge to research and development of approximately $7.0 million related to these terminations in the second quarter of 2009.

Contracted services include the cost of items such as contract research, contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Our contracted services costs decreased by $10.9 million for the three-month period ended March 31, 2009 as compared to the corresponding period in 2008 primarily due to the discontinuation of our co-development and co-funding obligations under the atacicept Collaborative Development and Marketing Agreement with Merck Serono.

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

	2009	2008
Clinical development programs:
Hemostasis	$2,909	$5,517
Autoimmunity and oncology	1,855	10,440
Antiviral	3,698	796
Preclinical and research programs	6,212	6,468
Unallocated indirect costs	10,063	16,027

Total	$24,737	$39,248

The major trends in research and development program costs for the periods presented in the table were as follows:

•

Hemostasis clinical development program costs decreased for the three months ended March 31, 2009 as compared to the first quarter of 2008, reflecting internal and external manufacturing costs related to RECOTHROM that were charged to expense in 2008 and that are now being charged to inventory subsequent to FDA approval on January 17, 2008.

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs decreased for the 2009 period primarily due to the discontinuation of our co-development and co-funding obligations under the atacicept Collaborative Development and Marketing Agreement with Merck Serono.

•

Antiviral clinical development program costs increased for the three months ended March 31, 2009 as compared to the same periods in 2008, primarily due to an increase in both internal and external costs related to the ongoing Phase 1b clinical trial for PEG-Interferon lambda.

•

Unallocated indirect costs decreased for the three months ended March 31, 2009 as compared to the same periods in 2008, primarily reflecting decreased personnel-related costs associated with the terminated research and development employees in February 2008.

Selling, general and administrative. Selling, general and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 2.6% for the three-month period ended March 31, 2009, as compared to the corresponding period in 2008. The increase was primarily due to higher personnel costs and higher commissions paid to Bayer related to RECOTHROM sales, offset by a decrease in legal and patent expenses.

Stock-based compensation. Stock-based compensation expense decreased $2.0 million for the three-month period ended March 31, 2009 as compared to the corresponding period in 2008. The decrease was primarily due to a lower underlying share price for stock options granted in 2008 and 2009. The following table shows stock-based compensation expense by expense classification and type of award for the three-month periods ended March 31 (in thousands):

	2009	2008
Research and development expense
Stock options	$2,140	$3,265
Restricted stock units	305	164
Unrestricted stock grants	—	519

	2,445	3,948
Selling, general and administrative expense
Stock options	1,500	1,844
Restricted stock units	83	35
Unrestricted stock grants	—	228

	1,583	2,107

Total	$4,028	$6,055

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in fixed-income securities. The primary factors affecting the amount of investment income that we report are: the amount of cash reserves invested, the effective interest rate, the amount of realized gains or losses on investments sold during the period and the amount of other-than-temporary impairment recorded in the period. The following table shows how each of these factors affected investment income for the three-month periods ended March 31 (in thousands, except percentages):

	2009	2008
Weighted average amount of cash reserves	$97,672	$165,275
Effective interest rate	0.52%	1.01%

Investment income before losses	506	1,664
Net loss on investments	—	(202)

Investment income, as reported	$506	$1,462

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. We recorded related interest expense of $2.0 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. In addition, we recorded interest expense of $744,000 for the three months ended March 31, 2009 related to the Deerfield financing arrangement, which represents amortization of the deferred financing costs, including the fair value of the warrants issued; 4.9% interest on the $25.0 million drawn in November 2008; and additional interest expense equal to 2% of RECOTHROM net sales in the U.S. beginning upon receipt of the $25.0 million draw.

Liquidity and Capital Resources

As of March 31, 2009, we had cash, cash equivalents and short-term investments of $152.6 million, an increase of $62.7 million from December 31, 2008, primarily due to receipt of the $105.0 million in March 2009 from Bristol-Myers Squibb related to the PEG-Interferon lambda collaboration and license agreement. We intend to use these assets to fund our operations and capital expenditures. These cash reserves are held in a variety of fixed-income securities, including corporate bonds, commercial paper and money market instruments that were investment grade at the time of purchase. Subsequent to our purchase, some asset-backed securities have been downgraded by the major bond rating agencies. Together with the discretionary investment manager responsible for investing our portfolio, we monitor our investments closely and, based on market conditions and our expected working capital requirements, recorded other-than-temporary impairment loss of $400,000 on one security in the third quarter of 2008. We consider all other unrealized losses totaling $2.7 million to be temporary.

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

Cash flows from operating activities

The amount of cash used to fund our operating activities differs from our reported net losses due to the following items:

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

•	the $100 million collaboration obligation under the Bristol-Myers Squibb agreement, which will be paid over approximately two years; and

•	changes in other assets and liabilities, which generally represent temporary timing differences between the recognition of certain expenses and their payment.

Most of these items do not cause material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Exceptions are noncash items; changes in deferred revenue and collaboration obligations; and RECOTHROM inventory increases. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue, which is then recognized as revenue over a future period. For example, we have received milestone payments from Bayer related to the RECOTHROM collaboration totaling $77.0 million as of March 31, 2009, that have been recorded as deferred revenue and are being recognized as revenue through the first quarter of 2014. In addition, we received $105.0 million in up front payments from Bristol-Myers Squibb in March 2009 that are primarily recorded as a collaboration obligation and being used to fund the first $100.0 million of research and developments costs incurred for the collaboration over approximately two years. The timing of additional deferred revenue transactions is expected to be irregular and, accordingly, has the potential to create additional future fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

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

Cash flows from financing activities

We received $345,000 and $313,000 of proceeds from the exercise of stock options for the three-month periods ended March 31, 2009 and 2008, respectively.

We expect to incur substantial additional losses in the coming years as we continue to build the market for RECOTHROM and advance our pipeline candidates, such as PEG-Interferon lambda. We are optimistic regarding the long-term commercial prospects for RECOTHROM; however it might be some time, if ever, before our RECOTHROM revenues enable us to achieve positive operating cash flow. If at any time our prospects for funding our various initiatives decline, we may decide to look for ways to reduce our ongoing investment. For instance, we might consider discontinuing our funding under existing co-development arrangements, as we did with our atacicept collaboration with Merck Serono. Further, we may establish new co-development arrangements for other product candidates to provide additional funding sources, as we did in early 2009 with our PEG-Interferon lambda collaboration with Bristol-Myers Squibb. Also, we may out-license products, product candidates or certain rights related to products or product candidates that we might otherwise choose to develop and commercialize internally. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

In the first quarter of 2009, we received $105.0 million from our collaboration agreement with Bristol-Myers Squibb. We expect to receive an additional $95.0 million under the collaboration based on clinical progress expected later in 2009. Until January 2010, we have the ability to draw $75.0 million of additional funding under our Deerfield Management funding arrangement, which is repayable in June 2013. We believe that we have sufficient cash resources to fund our operations for at least the next two to three years; however, this outlook could be impacted by the sales performance of RECOTHROM and future development activities for PEG-Interferon lambda. We may also seek additional funding through public or private financings, including debt or equity financings. If any of these sources of funds are not available as we currently believe they will be, we may need additional funding sooner than we expect.

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

Contractual Obligations

At March 31, 2009, we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$98,222	$8,223	$17,319	$18,552	$54,128
Operating leases	30,578	2,562	5,407	5,809	16,800
Collaboration obligation	95,862	49,295	46,567	—	—
Development contracts	377	377	—	—	—
RECOTHROM manufacturing contracts	75,360	19,639	21,421	9,800	24,500

Total	$300,399	$80,096	$90,714	$34,161	$95,428

The building lease obligations resulted from our 2002 sale-leaseback financing transaction and run until May 2019. The operating leases relate to office space near our corporate headquarter buildings and in March 2008, we entered into a master lease agreement which extended the lease term for all leased floors to April 2019. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. The collaboration obligation relates to a collaboration and license agreement we entered into with Bristol-Myers Squibb which obligates us to fund the first $100.0 million of costs for development in the U.S. and Europe, after which we will be responsible for 20% of such costs. RECOTHROM manufacturing contracts include the manufacture of rThrombin bulk drug and RECOTHROM finished product for commercial sale.

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

In 2008, due to deteriorating conditions in the debt markets, our exposure to market risk increased and has impacted our investment portfolio. Overall liquidity for many debt issues has declined substantially, meaning that we may realize losses if we are required to liquidate securities upon short notice. Additionally, the credit quality of certain issues has declined substantially, causing ratings downgrades and in some cases uncertainty regarding the ability of issuers to repay principal amounts. Also, with respect to asset backed securities, overall economic conditions have generated concerns about the value of underlying assets held as collateral, and highlighted risks associated with insurance policies used to enhance the credit of the related debt issues. To date, we have not experienced defaults on any of our investment securities. We continue to monitor our investments closely and, based on market conditions, recorded an other-than-temporary impairment loss of $400,000 on one security in the third quarter of 2008. We have reviewed our investments as of March 31, 2009, and at this time do not believe that any additional other-than-temporary impairment loss is warranted.

We have no material foreign currency exposure, nor do we hold derivative financial instruments.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I., Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

Exhibit Number

10.1*	Co-Development/Co-Promotion and License Agreement relating to Type-3 Interferon Family, dated January 12, 2009, by and among ZymoGenetics, Inc., ZymoGenetics, LLC and Bristol-Myers Squibb Company.

10.2*	License and Transfer Agreement, effective as of January 16, 2009, by and between ZymoGenetics, Inc. and Novo Nordisk A/S.

10.3†	Executive Compensation Program (as of January 1, 2009).

10.4†	Employment Agreement, dated as of December 9, 2008, by and between ZymoGenetics, Inc. and Stephen Zaruby.

10.5†	Form of Employment Agreement for Executive Officers.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted based on a request for confidential treatment from the Securities and Exchange Commission. The omitted portions of this exhibit have been filed separately with the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: May 5, 2009	By:	/s/ James A. Johnson
James A. Johnson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)