Form 10-Q
period 2009-06-30
ZYMOGENETICS INC
filed 2009-08-03
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Common stock outstanding at July 30, 2009: 69,047,910 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2009

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZYMOGENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$93,117	$50,088
Short-term investments	25,043	39,799
Receivables	30,325	11,249
Inventory	43,682	28,241
Prepaid expenses	6,333	3,579

Total current assets	198,500	132,956

Property and equipment, net	61,018	63,676
Deferred financing costs, net	5,911	6,726
Long-term investment	1,551	1,547
Other assets	4,089	5,141

Total assets	$271,069	$210,046

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities
Accounts payable	$6,117	$8,834
Accrued liabilities	17,537	13,099
Lease obligations	739	563
Deferred revenue	47,883	34,472
Collaboration obligation	40,825	—

Total current liabilities	113,101	56,968

Lease obligations	67,012	67,366
Debt obligation	25,000	25,000
Deferred revenue	26,862	33,374
Collaboration obligation	49,981	—
Other long-term liabilities	3,550	3,979

Commitments and contingencies

Shareholders’ (deficit) equity
Preferred stock, no par value, 30,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 150,000 shares authorized, 69,049 and 68,736 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	794,681	786,736
Non-voting common stock, no par value, 30,000 shares authorized, no shares issued and outstanding	—	—
Accumulated deficit	(807,310)	(762,203)
Accumulated other comprehensive loss	(1,808)	(1,174)

Total shareholders’ (deficit) equity	(14,437)	23,359

Total liabilities and shareholders’ (deficit) equity	$271,069	$210,046

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Product sales, net	$6,002	$1,384	$10,507	$2,370
Royalties	294	1,700	615	3,234
Collaborations and licenses	16,276	9,498	36,295	20,490

Total revenues	22,572	12,582	47,417	26,094

Costs and expenses
Costs of product sales	1,363	194	2,379	300
Research and development	29,137	33,060	53,874	72,308
Selling, general and administrative	16,738	15,955	31,740	30,582

Total costs and expenses	47,238	49,209	87,993	103,190

Loss from operations	(24,666)	(36,627)	(40,576)	(77,096)

Other income (expense)
Investment income	384	1,167	890	2,630
Interest expense	(2,695)	(1,920)	(5,420)	(3,810)

Total other income (expense)	(2,311)	(753)	(4,530)	(1,180)

Net loss	$(26,977)	$(37,380)	$(45,106)	$(78,276)

Basic and diluted net loss per share	$(0.39)	$(0.54)	$(0.65)	$(1.14)

Weighted-average number of shares used in computing net loss per share	69,036	68,705	68,953	68,613

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(45,106)	$(78,276)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,631	3,535
Amortization of debt issuance costs	805	—
Net gain on disposition of property and equipment	(23)	(12)
Stock-based compensation	7,532	11,114
Net realized loss on sale of short-term investments	—	241
Net amortization of premium on short-term investments	13	156

Changes in operating assets and liabilities
Receivables	(19,076)	(6,395)
Inventory	(15,441)	(15,682)
Prepaid expenses	(2,754)	(387)
Other assets	1,052	352
Accounts payable	(2,717)	3,115
Accrued liabilities	4,437	6,002
Lease obligations	(178)	448
Deferred revenue	6,899	26,812
Collaboration obligation	90,806	—
Other long-term liabilities	(429)	(351)

Net cash provided by (used) in operating activities	29,451	(49,328)

Investing activities
Purchases of property and equipment	(955)	(2,835)
Purchases of short-term investments	—	(60,397)
Proceeds from sale of property and equipment	5	138
Proceeds from sale and maturity of short-term investments	14,104	124,517

Net cash provided by investing activities	13,154	61,423

Financing activities
Debt financing cost	—	(1,152)
Proceeds from exercise of stock options	424	472

Net cash provided by (used) in financing activities	424	(680)

Net increase in cash and cash equivalents	43,029	11,415
Cash and cash equivalents at beginning of period	50,088	29,237

Cash and cash equivalents at end of period	$93,117	$40,652

Supplemental disclosures
Cash paid for interest	$3,875	$3,794

Warrants issued in connection with the Deerfield financing arrangement	$—	$6,174

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

The Company expects to fund its future operations using its existing cash resources; revenues from RECOTHROM sales; and cash generated from existing and newly established collaborations and licenses. In particular, the co-development/co-promotion and license agreement with Bristol-Myers Squibb, executed in January 2009 (see Note 6), provided the Company with $105.0 million in March 2009. The Company also met a milestone under the agreement in June 2009, under which Bristol-Myers Squibb paid an additional $25.0 million in July 2009. The Company expects to receive another $70.0 million in milestone payments in the fourth quarter of 2009. In addition, the Company has $75.0 million contractually available under a financing arrangement with Deerfield Management that can be drawn at any time until January 2010 (see Note 5). The Company restructured its operations in April 2009 and reduced its workforce by 32% or approximately 160 employees. The Company believes that it has sufficient cash resources to fund its operations for at least the next two to three years; however, this outlook is dependent upon many future events, including the sales performance of RECOTHROM and progress in the development activities for PEG-Interferon lambda. Furthermore, the Company will continue to pursue financing opportunities to raise additional funds through new licenses and/or collaboration transactions.

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

2. Loss per share

Basic and diluted net loss per share have been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded certain options to purchase common stock, restricted stock units and warrants to purchase common stock, as such potential shares are antidilutive. The following table presents the securities not included in the net loss per share for the three and six-month periods ended June 30 (in thousands):

	2009	2008
Options to purchase common stock	15,671	14,136
Restricted stock units	373	621
Warrants to purchase common stock	1,500	—

3. Available-for-sale securities

Short-term investments

Short-term investments consisted of the following at June 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Type of security:
Corporate debt securities	$3,547	$3	$—	$3,550
Asset-backed securities	17,954	10	(2,392)	15,572
U.S. government and agency securities	5,901	20	—	5,921

	$27,402	$33	$(2,392)	$25,043

Maturity date:
Less than one year	$9,448			$9,471
Due in 1-5 years	7,973			7,969
Due in 5-10 years	—			—
Due in 10 years or more	9,981			7,603

	$27,402			$25,043

The Company has evaluated its debt securities that have an estimated fair value below their carrying value and concluded that it does not intend to sell those securities and it is not more likely than not the Company will be required to sell those securities before the anticipated recovery of its amortized cost. In addition, the Company determined whether credit losses existed for any of its debt securities by calculating the present value of the future cash flows and concluded that a credit loss of $400,000 existed. This credit loss was recorded as an other-than-temporary impairment in the third quarter of 2008. As of June 30, 2009, the weighted average expected maturity dates for all securities did not exceed three years.

Long-term investment

Included in other assets is a long-term investment in common shares of BioMimetic Therapeutics, Inc., a company that licensed certain technologies from the Company and made certain payments in shares of common stock. These shares are publicly traded and are adjusted to fair value, with the unrealized gain reported as a separate component of shareholders’ equity. For the three months ended June 30, 2009, the unrealized gain on the investment increased by $359,000 and for the six months ended June 30, 2009, the unrealized gain on the investment increased by $3,000. As of June 30, 2009, the unrealized gain on the investment was $551,000.

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

As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company’s assets and liabilities accounted for at fair value as of June 30, 2009 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,228	$—	$—	$25,228

Short-term investments:
Corporate debt securities	$—	$3,550	$—	$3,550
Asset-backed securities	—	15,572	—	15,572
U.S. government and agency securities	5,921	—	—	5,921

	$5,921	$19,122	$—	$25,043

Long-term investment:
BMTI common stock	$1,551	$—	$—	$1,551

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

	June 30, 2009	December 31, 2008
Raw materials	$2,256	$1,664
Work in process	40,083	25,751
Finished goods	1,343	826

Total	$43,682	$28,241

5. Debt financing

In June 2008, the Company entered into a financing arrangement with Deerfield Management (Deerfield), whereby the Company can borrow up to $100.0 million in four draws of $25.0 million each until January 2010. Interest will accrue on amounts outstanding at a rate of 4.9% per annum, compounded quarterly, and will be due, along with outstanding principal, in June 2013. Each $25.0 million draw entitles Deerfield to a royalty equal to 2% of U.S. RECOTHROM net sales. The cumulative royalty will not exceed $45.0 million assuming the Company draws the entire $100.0 million and the cumulative royalties will be lower if the Company borrows less than $100.0 million. In addition, the Company agreed to issue Deerfield warrants to purchase 1.5 million shares of common stock at $10.34 per share at the earlier of the first draw or January 2010, and warrants to purchase 1.0 million shares each upon the second, third and fourth draws exercisable at a 25% premium to the average sale price of the Company’s common stock for the 15 trading days prior to the draw. All warrants will have a six-year term and the Company is obligated to register with the SEC the common stock issuable under the warrants. The Company can repay borrowed amounts in whole or in part at any time, without penalty, and all associated interest and royalty obligations will cease.

In November 2008, the Company borrowed the first $25.0 million under the Deerfield financing arrangement and issued the related 1.5 million warrants. Deferred financing costs, including the fair value of the warrants, are being amortized to interest expense through June 2013. Additionally, the Company accrues interest expense at a rate of 4.9% per annum, compounded quarterly and royalties equal to 2% of U.S. RECOTHROM net sales. During the three and six-month periods ended June 30, 2009, $802,000 and $1.6 million, respectively, of related financing costs were expensed to interest expense.

6. Bristol-Myers Squibb agreement

In January 2009, the Company entered into a co-development/co-promotion and license agreement with Bristol-Myers Squibb for the type-3 interferon family. In accordance with the agreement, the Company is primarily responsible for the completion of certain Phase 1 and Phase 2 clinical trials while Bristol-Myers Squibb is responsible for certain Phase 2 and the Phase 3 clinical trials, clinical and commercial manufacturing, the drug approval process and for commercialization of any approved drugs. The Company is required to fund the first $100.0 million of joint development costs and additional development costs will be funded 80% by Bristol-Myers Squibb with the Company funding the remaining 20%. The Company is obligated to transfer all materials and manufacturing know-how to Bristol-Myers Squibb by November 26, 2009 and will continue to exchange enabling technology through the commercialization period. The Company will also participate on Executive, Development and Commercialization steering committees. The Company has the right to cease contributing to all development and commercialization costs at any time, which would convert the agreement into a royalty arrangement. If the Company elects to convert to a royalty arrangement, the Company would still be required to fund the first $100.0 million of development costs and it would no longer participate on any of the steering committees.

The Company’s substantive obligations under this agreement are expected to be satisfied in 2012 and it has the right to discontinue its funding obligations and active participation in the agreement at any time. This conversion right allows the Company to record revenue under the agreement as a single unit of accounting. As the Company is able to estimate its program costs through the performance period, revenue has been recognized using the proportional performance methodology. Of the $105.0 million of license fees received in March 2009, $100.0 million was recorded as a liability (the Collaboration Obligation) due to the Company’s commitment to fund the initial $100.0 million of development costs incurred by both companies. The reimbursement of the Company’s development costs from the Collaboration Obligation together with the milestones earned and expected to be earned, will be recognized as collaboration revenue by the Company based on the percentage of its total allowable program costs incurred to date compared to its total expected allowable program costs over the performance period.

For the three and six-month periods ended June 30, 2009, the Company recorded collaboration and license revenue of $7.6 million and $16.5 million, based on the percentage of completion formula described above.

As of June 30, 2009, the remaining balance of the collaboration obligation was $90.8 million and deferred revenue was $22.7 million.

7. Stock compensation

The following table shows stock-based compensation expense by expense classification and type of award for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development expense
Stock options	$1,896	$2,814	$4,036	$6,079
Restricted stock units	238	383	543	547
Unrestricted stock grants	—	—	—	519

	2,134	3,197	4,579	7,145

Selling, general and administrative expense
Stock options	1,295	1,778	2,795	3,622
Restricted stock units	75	84	158	119
Unrestricted stock grants	—	—	—	228

	1,370	1,862	2,953	3,969

Total	$3,504	$5,059	$7,532	$11,114

No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized.

8. Comprehensive loss

For the three and six months ended June 30, 2009, total comprehensive loss was $26.4 million and $45.7 million, respectively. For the three and six months ended June 30, 2008, total comprehensive loss was $37.7 million and $80.2 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term and long-term investments. The net change in accumulated other comprehensive loss for the six months ended June 30, 2009 was a $634,000 increase, reflecting a $638,000 increase in net unrealized losses on short-term investments and an increase of $4,000 in unrealized gain on long-term investments.

9. Related party transactions

Novo Nordisk owned approximately 30% of the Company’s outstanding common stock at June 30, 2009 and 2008.

Option and license agreement

In 2000, Novo Nordisk entered into an option and license agreement which, including extensions, expired in November 2006. Under the terms of the agreement, Novo Nordisk entered into individual license agreements for various proteins. Novo Nordisk is responsible for all development activities for the licensed proteins and is obligated to make payments upon the achievement of predefined development milestones and to pay royalties on sales of any resulting products.

Pursuant to these individual license agreements, the Company earned and recognized as revenue milestone payments of $3.5 million and $2.0 million for the six-month periods ended June 30, 2009 and 2008, respectively.

Factor XIII

In 2004, the Company entered into a license agreement with Novo Nordisk with respect to recombinant Factor XIII. In the three and six-month periods ended June 30, 2008, the Company received related milestone payments of $2.5 million and $5.0 million, respectively, and recognized these payments as revenue since the Company does not have any significant remaining performance obligations.

10. Recent accounting pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) released FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) which amends FAS No. 157, Fair Value Measurements, to provide additional guidance for estimating the fair value of a financial asset or liability when the volume and level of market activity for such asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In situations where the volume and level of activity has decreased significantly or where transactions are deemed to be disorderly, quoted market prices may not be determinative of fair value. In such situations, FSP FAS 157-4 calls for adjustments to quoted market prices in determining fair value. These adjustments may involve the use of other valuation techniques such as the present value of anticipated cash flows. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In April 2009, the FASB released FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position (FSP) amends other than temporary impairment (OTTI) guidance for debt securities and provides additional guidance regarding the credit and noncredit component of an OTTI event as it applies to debt securities, requiring that credit losses of an OTTI be included in the statement of operations. This FSP is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s results of operations, cash flows or financial condition.

In May 2009, the FASB released FAS 165, Subsequent Events (FAS 165). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s results of operations, cash flows or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. This report contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. When used in this document, the words “may,” “will,” “should,” “could,” “would,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: industry prospects and future results of operations or financial position, sales of and commercialization efforts related to RECOTHROM, achievement of milestones and payments under collaboration agreements, the progress of our research programs including clinical testing, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q and our other filings with the Securities and Exchange Commission. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements whether as a result of new information, future events, or otherwise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and other factors that may affect our business, prospects, results of operations and financial condition.

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

We are incurring substantial marketing costs to support the selling effort. We are also maintaining significant levels of inventory and have entered into long-term manufacturing agreements with contractual minimum purchase commitments to meet the expected demand for the product and minimize the risk of product shortages. These commercialization activities have and will continue to utilize substantial cash resources until such time as RECOTHROM sales reach a level, if ever, that will cover our related costs. While we anticipate higher revenue generation from RECOTHROM sales over time, we cannot be certain of the future rate of market penetration, if revenues will increase or when, if ever, our revenues will exceed our related costs.

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

•

research, development and commercialization collaborations, such as the ones we have entered into with Bayer for RECOTHROM and Bristol-Myers Squibb for PEG-Interferon lambda, which provide the opportunity to earn revenues while also helping us to fund our ongoing research and development expenses;

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

We expect that it will be at least several years before we can generate enough product-related revenues for our company to reach net income or cash flow breakeven, and we expect to continue to invest significant amounts of cash in developing our business. We intend to pursue additional collaboration and license transactions as a means of generating additional cash and reducing our ongoing expenses. These transactions may involve our product candidate IL-21, currently in Phase 2 clinical trials, and our earlier stage candidates that have not yet begun clinical testing. Additionally, as part of our corporate restructuring in April 2009, we reduced our work force by 32% or approximately 160 employees as a means of further reducing operating costs, primarily in research and development. We believe this reduction will generate annual cost savings of approximately $30 million.

In addition, it is possible that we will look for opportunities to raise capital by issuing equity or equity-related securities, to help fund our company over the next several years. These opportunities may arise at any time, depending on things such as overall market conditions; dynamics in the biotechnology sector of the market; investor appetite for certain types of companies; and fundamental characteristics of our business. At other times, it may be difficult to raise capital on terms favorable to our company, if at all, especially in light of the current global economic crisis. Accordingly, we may raise capital when it is available, whether or not there is an immediate need.

Results of Operations

Revenues

Product sales. The FDA granted marketing approval of RECOTHROM on January 17, 2008 for the 5,000 IU vial configuration and on May 27, 2008 for the 20,000 IU vial configurations. Sales of RECOTHROM are recognized as revenue when the product is shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated discounts, rebates, chargebacks and returns. We expect sales of RECOTHROM to increase over the next several years as we further penetrate the market. Net product sales increased by $4.6 million and $8.1 million for the three and six-month periods ended June 30, 2009 as compared to the corresponding periods in 2008. The increase is due to market share increases as additional hospitals convert usage from bovine thrombin to RECOTHROM and existing customers increased their purchase volumes of RECOTHROM.

Royalties. We earn royalties on sales of certain products subject to license agreements with other companies. Royalties decreased by $1.4 million and $2.6 million for the three and six-month periods ended June 30, 2009 as compared to the corresponding periods in 2008. The decreases were primarily due to the discontinuation of a minimum royalty obligation payable by BioMimetic Therapeutics, Inc. on its product GEM 21S and the expiration of royalty rights related to BeneFIX, a product of Wyeth Pharmaceuticals, Inc., in December 2008.

Collaborations and licenses. We enter into various collaborative agreements that may generate license, option or other upfront fees with subsequent milestone payments earned upon completion of development milestones. Where we have no continuing performance obligations under an arrangement, we recognize such payments as revenue when contractually due and payment is reasonably assured, as these payments represent the culmination of a separate earnings process. Where we have continuing performance obligations under an arrangement, revenue is recognized using one of two methods. Where we are able to estimate the total amount of services under the arrangement, revenue is recognized using a proportional performance model. Costs incurred to date compared to total expected costs are used to determine proportional performance, as this is considered to be representative of the delivery of outputs under the arrangement. Revenue recognized at any point in time is limited to cash received and amounts contractually due. Changes in estimates of total expected performance are accounted for prospectively as a change in estimate. Where we cannot estimate the total amount of service that is to be provided, a time-based method is used to recognize revenue. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period, starting with the contract’s commencement, but not before the removal of any contingencies for each milestone. From period to period, license fees and milestone payments can fluctuate substantially based on the completion of new licensing or collaborative agreements and the achievement of development-related milestones.

In January 2009, we entered into a co-development/co-promotion and license agreement with Bristol-Myers Squibb for the type-3 interferon family. We received $105.0 million in license fees in March 2009; and are entitled to receive various milestone payments based on the achievement of certain objectives, including two additional milestone payments totaling $95.0 million related to the initiation of Phase 2 clinical trials. The first of these, in the amount of $25.0 million, was achieved in June 2009 and received in July 2009. The second milestone is expected to be achieved in late 2009. We also received profit sharing and co-promotion rights in the U.S. and will receive royalties on sales outside of the United States. We are also eligible for sales bonuses based on world-wide sales of licensed products. We are providing a license to related technology and are obligated to fund the first $100.0 million of costs for development in the U.S. and Europe, after which we will be responsible for 20% of such costs. We are recognizing revenue using a proportional performance model. We are recording revenue related to the license fees and near-term milestone payments over approximately 42 months, which corresponds to the period over which we anticipate satisfying our performance obligations under the agreement.

Collaboration and license revenues were $16.3 million and $36.3 million for the three and six-month periods ended June 30, 2009, an increase of $6.8 million and $15.8 million as compared to the corresponding periods in 2008. The increases resulted primarily from the following:

•

increased collaboration revenue of $7.6 million and $16.5 million for the three and six-month periods ended June 30, 2009, respectively, due to the Bristol-Myers Squibb agreement for PEG-Interferon lambda signed in January 2009; and

•

increased license revenue of $3.2 million and $6.4 million, for the three and six-month periods ended June 30, 2009, respectively, due to the accelerated amortization associated with the August 2008 restructuring of our agreements with Merck Serono.

These increases were partially offset by the following:

•	decreased Bayer collaboration revenue of $1.5 million and $3.3 million for the three and six-month periods ended June 30, 2009, respectively; and

•	decreased milestone revenue related to licenses with Novo Nordisk of $2.5 million and $3.5 million for the three and six-month periods ended June 30, 2009, respectively.

For the three and six months ended June 30, 2009, changes in deferred collaboration and license revenue were as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Beginning balance	$60,965	$67,846
Cash received or receivable	25,000	30,500
Revenue recognized	(11,220)	(23,601)

Ending balance	$74,745	$74,745

As of June 30, 2009, the deferred revenue related to the Merck Serono agreements, the Bayer agreement, and the Bristol-Myers Squibb agreements were $5.6 million, $46.4 million and $22.7 million, respectively. As of June 30, 2009, the remaining Collaboration Obligation related to funding the first $100.0 million of development costs under the Bristol-Myers Squibb collaboration was $90.8 million.

Costs and expenses

Costs of product sales. Costs of product sales include the inventory and distribution costs associated with RECOTHROM product revenue. Prior to FDA approval of RECOTHROM in January 2008, all third party manufacturing costs and an allocation of our labor and overhead associated with the manufacturing of RECOTHROM for commercial sale were expensed as research and development costs as incurred. Subsequent to approval, third party manufacturing costs and labor and overhead associated with the commercial manufacturing of RECOTHROM are recorded as inventory. Accordingly, we expect that costs of product sales will be lower during the time we are selling product manufactured prior to approval.

Cost of product sales as a percentage of net product sales were 22.7% and 14.0% for the three months ended June 30, 2009 and 2008, respectively, and 22.6% and 12.7% for the six months ended June 30, 2009 and 2008, respectively. The percentages were higher in 2009 compared to 2008 because for product sold in 2009 a greater portion of the manufacturing process occurred subsequent to the January 17, 2008 approval by the FDA, and less of the related manufacturing costs were expensed to research and development prior to such approval.

Research and development. Research and development expense consists primarily of salaries and benefit expenses, costs of consumables, facility costs, contracted services and stock-based compensation. Research and development expense has been partially offset by cost reimbursements from collaborators for work performed on various co-development programs where each party shares costs and actively participates throughout the collaboration. A breakdown of research and development expenses is shown in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Salaries and benefits	$17,537	$12,763	$30,679	$30,243
Consumables	1,514	3,122	3,783	5,990
Facility costs	2,003	2,465	4,129	4,969
Contracted services	5,378	13,853	10,032	29,439
Depreciation and amortization	1,192	1,186	2,432	2,479
Stock-based compensation	2,134	3,197	4,579	7,145

Subtotal	29,758	36,586	55,634	80,265
Cost reimbursement from collaborators	(621)	(3,526)	(1,760)	(7,957)

Net research and development expense	$29,137	$33,060	$53,874	$72,308

Salaries and benefits and consumables generally track with changes in our employee base from year to year; however, in April 2009 and February 2008, we terminated 130 and 37 research and development employees, respectively. Accordingly, we recorded severance related charges of $7.0 million in the second quarter of 2009 and $2.0 million in the first quarter of 2008. Excluding these severance-related amounts, salaries and benefits declined by 17.6% and 21.8% for the three and six-month periods ended June 30, 2009, respectively, as compared to the same periods in 2008, reflecting the impact of the headcount reductions.

Contracted services include the cost of items such as contract research, contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs relate primarily to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Our contracted services costs decreased by $8.5 million and $19.4 million for the three and six-month periods ended June 30, 2009 as compared to the corresponding periods in 2008 primarily due to the discontinuation of our co-development and co-funding obligations under the atacicept Collaborative Development and Marketing Agreement with Merck Serono, which became effective in August 2008 with the restructuring of the agreement.

To date, our business needs have not required us to fully allocate all research and development costs among our various programs. However, we track direct labor, contracted services and certain consumable costs by program, which we monitor to assist us in appropriately utilizing our company resources. We also incur indirect costs that are not allocated to specific programs. These costs include indirect labor, certain consumable costs, facility costs, and depreciation and amortization, all of which benefit all of our research and development programs. The following table presents our research and development costs allocated to clinical development, pre-development and discovery research programs, together with the unallocated costs that benefit all programs for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Clinical development programs:
Hemostasis	$3,275	$3,790	$6,389	$9,307
Autoimmunity and oncology	906	11,211	2,761	21,651
Antiviral	4,073	903	7,772	1,699
Preclinical and research programs	3,457	4,842	9,463	11,310
Unallocated indirect costs	17,426	12,314	27,489	28,341

Total	$29,137	$33,060	$53,874	$72,308

The major trends in research and development program costs for the periods presented in the table were as follows:

•

Hemostasis program costs decreased for the six months ended June 30, 2009 as compared to the same period in 2008, reflecting internal and external RECOTHROM manufacturing costs that were charged to expense prior to FDA approval in January 17, 2008, and subsequent to approval were charged to inventory.

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs decreased for both the three and six month periods ended June 30, 2009 as compared to the same periods in 2008 primarily due to the discontinuation of our co-development and co-funding obligations under the atacicept Collaborative Development and Marketing Agreement with Merck Serono.

•

Antiviral clinical development program costs increased for both the three and six month periods ended June 30, 2009 as compared to the same periods in 2008, primarily due to an increase in both internal and external costs related to PEG-Interferon lambda clinical trials.

•

Unallocated indirect costs increased for the three months ended June 30, 2009 as compared to the same period in 2008, primarily reflecting $7.0 million of severance costs resulting from the corporate restructuring in April 2009. This increase was partially offset by a decrease in stock compensation expense. Unallocated indirect costs decreased for the six months ended June 30, 2009 as compared to the same period in 2008, reflecting a decrease in headcount related costs, stock compensation expense and a reduction in facility related costs. This decrease was partially offset by an increase in 2009 severance related costs.

Selling, general and administrative. Selling, general and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, increased 4.9% and 3.8% for the three and six-month periods ended June 30, 2009, respectively, as compared to the corresponding periods in 2008. The increases were primarily due to severance costs of $1.8 million recorded in April related to the termination of approximately 30 administrative employees. Commissions payable to Bayer related to RECOTHROM sales also increased, offset by decreases in stock-based compensation and legal expenses.

Stock-based compensation. Stock-based compensation expense decreased by $1.6 million and $3.6 million for the three and six-month periods ended June 30, 2009, respectively, as compared to the corresponding periods in 2008. The decrease was primarily due to a lower underlying share price for stock options granted in 2008 and 2009, forfeiture of stock options related to the termination of approximately 160 employees in April 2009, and the one-time unrestricted stock grants made in recognition of the FDA approval of RECOTHROM in January 2008. The following table shows stock-based compensation expense by expense classification and type of award for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development expense
Stock options	$1,896	$2,814	$4,036	$6,079
Restricted stock units	238	383	543	547
Unrestricted stock grants	—	—	—	519

	2,134	3,197	4,579	7,145

Selling, general and administrative expense
Stock options	1,295	1,778	2,795	3,622
Restricted stock units	75	84	158	119
Unrestricted stock grants	—	—	—	228

	1,370	1,862	2,953	3,969

Total	$3,504	$5,059	$7,532	$11,114

Other income (expense)

Investment income. Investment income is generated primarily from investment of our cash reserves in fixed-income securities. The primary factors affecting the amount of investment income that we report are: the amount of cash reserves invested, the effective interest rate, the amount of realized gains or losses on investments sold during the period and the amount of other-than-temporary impairment recorded in the period. The following table shows how each of these factors affected investment income for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average amount of cash reserves	$131,766	$130,705	$114,719	$147,990
Effective interest rate	0.29%	0.92%	0.78%	1.94%

Investment income before gains and losses	384	1,207	890	2,871
Net losses on sales of investments	—	(40)	—	(241)

Investment income, as reported	$384	$1,167	$890	$2,630

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. We recorded related interest expense of $1.9 million and $3.8 million for the three and six-month periods ended June 30, respectively, in both 2009 and 2008. In addition, we recorded interest expense of $802,000 and $1.6 million for the three and six-month periods ended June 30, 2009, respectively, related to the Deerfield financing arrangement, which represents amortization of the deferred financing costs, including the assumed fair value of the warrants issued; 4.9% interest on the $25.0 million drawn in November 2008; and additional interest expense equal to 2% of RECOTHROM net sales in the U.S. beginning upon receipt of the $25.0 million draw.

Liquidity and Capital Resources

As of June 30, 2009, we had cash, cash equivalents and short-term investments of $118.2 million, an increase of $28.3 million from December 31, 2008, primarily due to receipt of the $105.0 million in March 2009 from Bristol-Myers Squibb related to the PEG-Interferon lambda collaboration and license agreement. These amounts do not reflect the $25.0 million milestone achieved in June 2009, which amount was not received until July 2009. We intend to use these assets to fund our operations and capital expenditures. These cash reserves are held in a variety of fixed-income securities, including corporate bonds, commercial paper and money market instruments that were investment grade at the time of purchase. Subsequent to our purchase, some asset-backed securities have been downgraded by the major bond rating agencies. Together with the discretionary investment manager responsible for investing our portfolio, we monitor our investments closely and, based on market conditions and our expected working capital requirements, recorded other-than-temporary impairment loss of $400,000 on one security in the third quarter of 2008. We consider all other unrealized losses totaling $2.4 million to be temporary.

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

•	the Collaboration Obligation under the Bristol-Myers Squibb agreement to fund the first $100.0 million of certain development costs, which is anticipated to be paid through early 2011; and

•	changes in other assets and liabilities, which generally represent temporary timing differences between the recognition of certain expenses and their payment.

Most of these items do not cause material year-to-year fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Exceptions are noncash items; changes in deferred revenue and collaboration obligations; and RECOTHROM inventory increases. Substantial license or upfront fees may be received upon the date we enter into new licensing or collaborative agreements and be recorded as deferred revenue, which is then recognized as revenue over a future period. For example, we have received milestone payments from Bayer related to the RECOTHROM collaboration totaling $77.0 million as of June 30, 2009, that have been recorded as deferred revenue and are being recognized as revenue through the first quarter of 2014. In addition, we received $105.0 million in up front payments from Bristol-Myers Squibb in March 2009, of which $100.0 million was recorded as a collaboration obligation reflecting our responsibility to fund the first $100.0 million of research and developments costs incurred for the collaboration and expected to be paid over approximately the next 18 to 24 months. The timing of additional deferred revenue transactions is expected to be irregular and, accordingly, has the potential to create additional future fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

Cash flows from investing activities

Our most significant use of cash in investing activities is for capital expenditures. We expend a certain amount each year on routine items to maintain the effectiveness of our business, e.g., to adopt newly developed technologies, expand into new functional areas, adapt our facilities to changing needs or replace obsolete assets. All of the $955,000 and $2.8 million expended for purchases of property and equipment for the six months ended June 30, 2009 and 2008, respectively, were of this nature. In addition, we have used cash at various times to purchase land and expand facilities. Cash flows from investing activities also reflect large amounts of cash used to purchase short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources.

Cash flows from financing activities

We paid $1.2 million in costs related to establishment of the Deerfield debt financing arrangement in the six-month period ended June 30, 2008 and received $400,000 and $472,000 of proceeds from the exercise of stock options for the six-month periods ended June 30, 2009 and 2008, respectively.

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

In the first quarter of 2009, we received $105.0 million from our collaboration agreement with Bristol-Myers Squibb. In June 2009, we achieved a milestone of $25.0 million which was received in July 2009, and we expect to receive an additional $70.0 million under the collaboration in late 2009 upon initiation of the Phase 2 clinical trial for PEG-Interferon lambda. Until January 2010, we have the ability to draw $75.0 million of additional funding under our Deerfield Management funding arrangement, which is repayable in June 2013. We believe that we have sufficient cash resources to fund our operations for at least the next two to three years; however, this outlook is dependent upon many future events, including the sales performance of RECOTHROM and progress in the development activities for PEG-Interferon lambda. We may also seek additional funding through public or private financings, including debt or equity financings. If any of these sources of funds are not available as we currently believe they will be, we may need additional funding sooner than we expect.

Similarly, poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements. However, financing may be unavailable when we need it or may not be available on acceptable terms, especially if the difficult economic conditions continue. If we raise additional funds by issuing equity or equity-based securities (including convertible debt), the percentage ownership of our existing shareholders would be reduced, and these securities could have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we could be required to delay, scale back or eliminate expenditures for some of our development programs, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally, with license terms that are not favorable to us.

Contractual Obligations

At June 30, 2009, we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$96,201	$8,293	$17,468	$18,712	$51,728
Operating leases	29,944	2,585	5,456	5,862	16,041
Collaboration Obligation	90,806	40,825	49,981	—	—
Development contracts	269	269	—	—	—
RECOTHROM manufacturing contracts	76,266	19,125	22,841	9,800	24,500

Total	$293,486	$71,097	$95,746	$34,374	$92,269

The building lease obligations resulted from our 2002 sale-leaseback financing transaction and run until May 2019. The operating leases relate to office space near our corporate headquarter buildings which expire in April 2019. We have certain renewal provisions at our option, which are not reflected in the above table, for the building leases and the operating leases. The Collaboration Obligation relates to the collaboration and license agreement we entered into with Bristol-Myers Squibb which obligates us to fund the first $100.0 million of costs for development in the U.S. and Europe, after which we will be responsible for 20% of such costs unless we elect to convert to a royalty arrangement. RECOTHROM manufacturing contracts include the manufacture of rThrombin bulk drug and RECOTHROM finished product for commercial sale.

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

In 2008, due to deteriorating conditions in the debt markets, our exposure to market risk increased and our investment portfolio was impacted. Overall liquidity for many debt issues has declined substantially, meaning that we may realize losses if we are required to liquidate securities upon short notice. Additionally, the credit quality of certain issues has declined substantially, causing ratings downgrades and in some cases uncertainty regarding the ability of issuers to repay principal amounts. Also, with respect to asset backed securities, overall economic conditions have generated concerns about the value of underlying assets held as collateral and highlighted risks associated with insurance policies used to enhance the credit of the related debt issues. To date, we have not experienced defaults on any of our investment securities. We continue to monitor our investments closely and, based on market conditions, recorded an other-than-temporary impairment loss of $400,000 on one security in the third quarter of 2008. We have reviewed our investments as of June 30, 2009, and at this time do not believe that any additional other-than-temporary impairment loss is warranted.

We have no material foreign currency exposure, nor do we hold derivative financial instruments.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the risks described below together with the other information set forth in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Business

1.	If we fail to increase sales of RECOTHROM® recombinant thrombin or to successfully develop and commercialize product candidates in our pipeline, we will not meet our financial goals.

Our near-term success is highly dependent on our ability to increase revenue from the commercialization of RECOTHROM. The successful commercialization of RECOTHROM will depend on many factors, including the following:

•	the effectiveness of our product differentiation, marketing, promotion, distribution, sales and pricing strategies and programs, and those of our competitors;

•	regulatory constraints on our promotional materials and programs;

•	product demand within the medical community;

•	our ability to penetrate the existing thrombin market and develop complementary products;

•	new data or adverse event information relating to RECOTHROM or any similar products and any resulting regulatory action;

•	clinical practice or other guidelines regarding topical hemostats published by professional organizations or specialty groups;

•	successfully maintaining a product supply chain to meet demand;

•	successfully maintaining a commercial infrastructure, including a sales force;

•	the ability to gain formulary acceptance and favorable formulary positioning in a timely fashion or at all;

•	approval and product demand in countries outside the United States; and

•	the performance of our collaborative partner, Bayer, for commercialization of RECOTHROM outside the United States.

Part of our growth strategy involves developing and commercializing new products, such as PEG-IFN- l, IL-21 and other product candidates, at times through entry into strategic alliances and collaborations. This part of our growth strategy requires us or our collaborators to conduct clinical trials to support approval of these new products. The success of this component of our growth strategy will depend on the outcome of these clinical trials, the success of our collaborators, the content and timing of our submissions to regulatory authorities and whether and when those authorities determine to grant approvals. In addition, if we fail to significantly increase sales of RECOTHROM our ability to maintain current levels of research, development and commercialization activities, and our ability to become profitable in the future, will be adversely affected.

2.	If we fail to obtain or generate the capital we need to fund our operations, we will be unable to continue operations.

Our business does not currently generate the cash needed to finance our operations, and we do not expect it to in the near future. We anticipate that we will continue to expend substantial funds on our research and development programs, the amount of which may increase in the future. We expect to seek additional funding through public or private financings, including equity financings, or through other arrangements, including collaborative and licensing arrangements. Poor financial results, including sales of RECOTHROM being less than expected, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, financing may be unavailable when we need it or may be unavailable on acceptable terms, especially in light of the current global economic crisis. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders will be diluted, and these securities may have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our research and development or commercial programs. We may also be required to grant rights to third parties to develop and commercialize products and product candidates that we would prefer to develop and commercialize ourselves, and such rights may be granted on terms that are not favorable to us. If we were required to grant such rights, the ultimate value of these products or product candidates to us would be reduced. In addition, if our cash and cash equivalents drop below a certain level it may result in the loss of co-promotion rights under our agreement with Bristol-Myers Squibb relating to PEG-IFN- l and constitute an event of default under our June 28, 2008 Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Deerfield ZG Corporation, which would result in the principal and accrued and unpaid interest on the loans made hereunder to become immediately due and payable.

Additionally, a substantial portion of our operating expenses are funded through our collaborative agreements with third parties. For example, as part of the license and collaboration agreement and a co-promotion agreement with Bayer, we received $70.0 million in milestone payments in 2007 and 2008 and as part of the co-development/co-promotion and license agreement with Bristol-Myers Squibb, we have received $130.0 million through July 2009. The agreement with Bristol-Myers Squibb also provides for other potential milestone payments, including one for $70.0 million in connection with initiation of Phase 2 trials. To the extent that we lose collaborative partners for a program or a portion of a program that we do not fund internally, or to the extent that we do not receive the funding that we expect from our collaborative agreements, unless we are able to obtain alternative sources of funding, we would be delayed in or unable to continue developing product candidates under the affected program. In addition, to the extent that funding is provided by a collaborator for non-program-specific uses, the loss of significant amounts of collaborative funding could result in the delay, reduction or termination of additional research and development programs, a reduction in capital expenditures or business development and other operating activities, or any combination of these measures, which could seriously harm our business. Subject to the terms of the relevant agreement, each collaborator has the right to terminate its obligation to provide research funding.

3.	We anticipate incurring additional losses and may not achieve profitability.

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

In addition, we will continue to incur substantial expenses relating to our research, development and commercialization efforts. The development and commercialization of our product candidates will require significant further research, development, testing, regulatory approvals and sales and marketing activities, including, in the immediate future, continuing to pursue the commercialization of RECOTHROM. We may be unable to complete such development or succeed in developing and commercializing products that will generate revenues that will justify the costs of development and commercialization. We may incur substantial operating losses for at least the near term as we continue to support the commercialization of RECOTHROM and as a result of our research and development activities for the other product candidates in our development pipeline. These losses have had and will have an adverse effect on our shareholders’ equity and working capital. Even if we become profitable in the future, we may not remain profitable.

4.	Our success will depend on our and our collaborative partners’ ability to effectively develop, market and sell our products against those of our competitors.

The biotechnology and pharmaceutical field is extremely competitive. RECOTHROM faces substantial competition from alternative topical hemostats. In the United States, stand-alone plasma-derived thrombin products on the market include Thrombin-JMI, a bovine plasma-derived thrombin sold by King Pharmaceuticals, Inc., and Evithrom, a pooled human plasma-derived thrombin sold by Ethicon, Inc., a division of Johnson & Johnson. In addition, Baxter International, Inc. markets the Gelfoam Plus Hemostasis Kit, which is Pfizer Inc.’s Gelfoam sterile sponge co-packaged with human plasma-derived thrombin. Further, a number of companies, including Johnson & Johnson and Baxter International, Inc., currently market other hemostatic agents that may compete with RECOTHROM, including passive agents such as gelatin and collagen pads, as well as fibrin sealants and tissue glues. Many of these alternative hemostatic agents are inexpensive and have been widely used for many years. Consequently, physicians and medical decision-makers may be hesitant to adopt RECOTHROM.

For our product candidates in development, we face competition from other entities involved in the research and development of therapeutic proteins and antibody products, including Genentech, Inc., Human Genome Sciences, Inc., Medarex, Inc., Biogen Idec Inc., Amgen Inc., and AstraZeneca PLC, among others. A number of our largest competitors are pursuing the development or marketing of pharmaceuticals that address the same diseases that we are pursuing, and it is possible that the number of companies seeking to develop products and therapies for these diseases will increase. We also face competition from entities developing other types of products related to particular diseases or medical conditions, including other biotechnology and pharmaceutical companies.

Furthermore, our potential products, if approved and commercialized, may compete against well-established therapeutic protein-based products or well-established antibody products, many of which may be currently reimbursed by government health administration authorities, private health insurers and health maintenance organizations.

Many of our existing and potential competitors have substantially greater research, product development and commercial capabilities and financial, scientific, marketing and human resources than we do. As a result, these competitors may:

•	succeed in identifying genes or proteins, or developing therapeutic protein-based products, earlier than we do;

•	obtain approvals for products from the FDA or other regulatory agencies more rapidly than we do;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our product candidates;

•	develop treatments or cures that are safer or more effective than those we propose to develop;

•	devote greater resources to marketing or selling their products;

•	introduce or adapt more quickly to new technologies or scientific advances, which could render RECOTHROM or our product candidates obsolete;

•	introduce products that make the continued development of our potential products uneconomical;

•	withstand price competition more successfully than we can;

•	more effectively negotiate third-party collaborative or licensing arrangements; and

•	take advantage of acquisitions or other opportunities more readily than we can.

Because of these potential disadvantages, we may be unable to compete effectively with these competitors. The examples above are illustrative and not exhaustive. All of our product candidates face competition and we expect that competition in our field will continue to be intense. Furthermore, our field is characterized by significant and rapid technological change.

5.	RECOTHROM and product candidates, even if approved by the FDA or foreign regulatory agencies, may not achieve market acceptance among hospitals, insurers or patients.

RECOTHROM and product candidates, even if approved by the FDA or foreign regulatory agencies, may fail to achieve market acceptance or, if they achieve market acceptance, may not displace existing products, which would impair our ability to become profitable. We believe that market acceptance of RECOTHROM and our product candidates and subsequent penetration of the market will depend on:

•	our ability to continue to provide acceptable evidence of safety, efficacy and limited side effects;

•	our ability to provide these products at reasonable prices;

•	the availability of third-party reimbursement for these products;

•	our ability to differentiate our products and compete effectively, including with products that are considered to be the standard of care; and

•	the effectiveness of our sales and marketing capabilities.

6.	We rely, and expect to continue to rely, on obtaining and maintaining third party relationships to commercialize RECOTHROM and our product candidates.

We have entered into collaboration arrangements with partners to co-develop and co-commercialize products and expect to continue to pursue similar opportunities. To be successful, we must identify and attract partners whose competencies and priorities complement ours. We must enter into collaboration agreements on terms beneficial to us and integrate and coordinate their processes, resources and capabilities with our own on a continuing basis. We may be unsuccessful in entering into collaboration agreements with acceptable partners or negotiating favorable terms in these agreements or maintaining such relationships so as to benefit from them over time. Also, we may be unsuccessful in integrating the resources, processes, capabilities or priorities of these collaborators on a continuing basis. In addition, our collaborators may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market our product candidates could be severely limited. For example, in June 2007, we entered into a license and collaboration agreement with Bayer, under which Bayer has agreed to develop and commercialize RECOTHROM outside of the United States. Simultaneously, we entered into a co-promotion agreement with Bayer HealthCare LLC, under which Bayer has agreed to co-promote RECOTHROM in the United States for up to four years following the RECOTHROM launch.

Further, in January 2009, we entered into a co-development/co-promotion and license agreement with Bristol-Myers Squibb, under which we and Bristol-Myers Squibb will co-develop PEG-IFN- l and Bristol-Myers Squibb will be solely responsible for commercializing PEG-IFN- l outside of the United States. This collaboration will require close and frequent communications between several different teams within the respective companies, technology transfer, and in general a collaborative sharing of responsibilities for clinical studies and all other development activities. While we believe that we will be able to work effectively with our counterparts at Bristol-Myers Squibb, we have limited experience with them and are unable to accurately predict our ultimate ability to collaborate with them. Difficulties in collaboration could result in lower than expected revenue, delays in development, loss of market opportunities, and significant deterioration in the value of this product candidate and our company.

To the extent that we lose a collaborative partner who we rely on for specific services related to product commercialization, unless we are able to find an alternative collaborator who can provide such services on commercially similar terms or perform the services ourselves, our commercial operations would be harmed. For example, under our license and collaboration agreement with Bayer, we would depend solely on Bayer to promote and market RECOTHROM in countries outside the United States where RECOTHROM may be approved and Bayer has the right to terminate the license and collaboration agreement for its own convenience and upon its own election, even if we are in full compliance with our obligations under the agreement.

7.	Rigorous government regulations relating to the development, marketing approval and promotion of RECOTHROM and our product candidates may limit us in, or prevent us from, marketing or selling such products.

The FDA regulates, among other things, the collection, testing, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. If RECOTHROM and our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. Except for RECOTHROM in the United States, none of our product candidates has been approved for sale in any country, and our experience in filing and pursuing applications necessary to gain regulatory approvals is limited and we may be unable to satisfy the rigorous government regulations relating to the development and marketing approval of our product candidates. The successful commercialization of PEG-IFN- l , IL-21 or any of our other product candidates will depend on obtaining marketing approval from the applicable regulatory authorities in each market in which we or our collaborators or our licensees intend to market the product candidates. Any failure to receive the marketing approvals necessary to commercialize our product candidates could severely harm our business.

The regulatory review and approval process of governmental authorities, which includes nonclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain. For example, securing FDA approval requires the submission of extensive nonclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and effectiveness, including significant information regarding the chemistry, manufacturing and controls for the product. The process typically takes many years to complete and may involve costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. In addition, we may not achieve governmental approval, including that of the FDA, of a product candidate even if we have met our internal safety and efficacy criteria and completed clinical trials. Also, any regulatory approval of any of our product candidates, once obtained, may be withdrawn. For example, later discovery of previously unknown problems with our products or their manufacture, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the products or manufacturing processes;

•	withdrawal or suspension of the products from the market;

•	prohibitions or significant delays in the marketing of potential products;

•	recalls and discontinuation of the marketing of potential products;

•	limitations of the indicated uses for which potential products may be marketed;

•	product seizures; and

•	injunctions or the imposition of civil or criminal penalties.

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

The approved product labeling for RECOTHROM has a direct and significant impact on our marketing, promotional and sales programs and could adversely affect our ability to penetrate the market. The label does not state that RECOTHROM has demonstrated superior safety or efficacy to competing thrombin products. If medical decision makers are not familiar with the labeling approved for competing products, unaware of side effects or other conditions associated with competitive products, or if they do not believe our product offers advantages over competing products, it may limit our ability to penetrate the market and result in lower product revenues and we may be restricted in our ability to raise awareness of these issues successfully. In addition, the FDA typically reviews and provides advisory comments regarding core promotional materials for a pharmaceutical product. Our promotional materials or messages may not allow us to effectively differentiate and promote RECOTHROM. The FDA reviewed our core promotional materials in connection with the launch of RECOTHROM, and we must submit all additional promotional materials to the FDA at the time of their first use. If the FDA raises concerns regarding our promotional materials or messages, we may be required to modify or discontinue using them, and in some cases we may be required to provide corrective information to healthcare practitioners. For example, the approved product labeling states that in the pivotal clinical trial we observed a lower incidence of immunogenicity of RECOTHROM compared with that of bovine plasma-derived thrombin, but that there is no demonstrated correlation of this finding to clinical outcome. Various laws and regulations prevent us from making statements that imply that our product offers superior efficacy or safety compared with competitive products, including bovine plasma-derived thrombin. Accordingly, we may be unable to address all potential questions and concerns regarding our product or its label, or our competitors’ products, which could result in lower product demand and lower product sales.

8.	If we or others identify previously unknown side effects of RECOTHROM our business could be significantly harmed.

If we or others identify previously unknown side effects, or detect unexpected safety signals, for RECOTHROM or any products perceived to be similar to RECOTHROM, then in any of these circumstances:

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

9.	Clinical trials may fail to demonstrate the safety and effectiveness of our product candidates, which could prevent or significantly delay their regulatory approval.

Clinical trials involving PEG-IFN- l, IL-21 or any of our other product candidates may reveal that those candidates are ineffective, are insufficiently effective given their safety profile, have unacceptable toxicity or safety profiles or have other unacceptable side effects. In addition, data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Likewise, the results of preliminary studies do not predict clinical success, and larger and later-stage clinical trials may not produce the same results as earlier-stage trials. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. Similarly, clinical trial results may vary between different arms of a clinical trial for reasons that we cannot adequately explain. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials that have supported the approval of a product and may not be able to do so successfully. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts.

10.	Guidelines, recommendations, codes and other literature published by various organizations, including competitors, may affect our ability to effectively promote and sell RECOTHROM.

Various professional societies, industry trade associations, practice management groups, private health/science foundations, and organizations periodically publish guidelines, codes, recommendations and other literature to the healthcare and patient communities. These organizations have in the past made recommendations about RECOTHROM or products that compete with RECOTHROM, such as the treatment guidelines of the Society of Thoracic Surgeons. Competitors may also conduct and publish the results of clinical trials aimed at diminishing concerns about their own products, or indicating advantages over RECOTHROM. We have no control over the content of many of these publications even those that we support financially. For example, from time to time, we make medical education grants to organizations. The content of these publications may negatively impact our ability to penetrate the market for RECOTHROM. In addition, organizations generating publications with our financial support may fail to comply with the relevant government regulations, which could lead to regulatory action that negatively impacts our business.

11.	Our patents and patent applications, including those relating to RECOTHROM, may not result in meaningful protection against competitors, provide us with any competitive advantage, or provide adequate protection or rights for new discoveries, and our competitors may commercialize the discoveries we patent or attempt to patent.

While we hold patents to the manufacture of RECOTHROM, our composition of matter patent protection is limited to a key intermediate in the production of recombinant thrombin. Accordingly, we may be unable to prevent other parties from developing alternate methods of manufacturing recombinant thrombin or from selling recombinant thrombin. If a third party sold recombinant thrombin manufactured using an alternate method of manufacturing, it could significantly impair our business. In addition, after FDA approval of RECOTHROM, we filed an application for patent term extension of our relevant US patents, but thus far, we have not received confirmation from the US Patent and Trademark Office that the extension will be granted to the extent we requested, or at all. If we are unable to obtain the requested term extension of our RECOTHROM patents, it could limit our ability to stop competitors and could impair our business. Additionally, we are aware of certain United States and European patents and patent applications held by third parties relating to thrombin and to methods of manufacture of thrombin and other recombinant proteins. Based on our analyses of these patents, we believe that we do not and will not infringe these patents and that many of the claims of these patents are invalid or unenforceable; however, the patent holders, courts or other governmental or legal entities may conclude that our products, processes or actions in developing, manufacturing or selling RECOTHROM do infringe one or more patents. We may seek licenses to such patents if, in our judgment, such licenses are needed. If any licenses are required, we may be unable to obtain any such licenses on commercially favorable terms, if at all. If these licenses are not obtained, we might be prevented from selling RECOTHROM or from using certain of our technologies for the manufacture of RECOTHROM. Our failure to obtain a license to any technology that we may require may severely harm our business.

We own or hold exclusive rights to many issued United States and foreign patents and pending patent applications related to the development and commercialization of RECOTHROM and our product candidates. These patents and applications cover composition-of-matter for genes, proteins, and antibodies, medical indications, methods of use, methods of making, formulations, technologies and other inventions related to therapeutic proteins and antibodies. Our success will depend in part on our ability to obtain and maintain patent protection for our products and product candidates in the United States and other countries.

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

12.	We rely on third parties to manufacture commercial supplies of RECOTHROM and our product candidates and, therefore, we may be unable to effectively control production or obtain adequate supplies, particularly in situations where we rely on a sole source of supply, which could cause delays in product manufacturing, subject us to product shortages or reduce product sales.

We rely and expect to continue to rely on third party manufacturers over whom we exercise little control and who may not always be motivated to do what is in our best interests. The manufacture and delivery of sufficient quantities of pharmaceutical products is a time-consuming and complex process. In order to successfully commercialize our products, including RECOTHROM, and continue to develop our product candidates, including line extensions for RECOTHROM, and PEG-IFN l, we need to contract or otherwise arrange for the necessary manufacturing. For example, we have entered into an agreement with Abbott Laboratories for commercial-scale production of RECOTHROM bulk drug substance and an agreement with Patheon Italia S.p.A., Inc. for fill and finish of the dosage form of RECOTHROM. We have also entered into agreements with several suppliers of critical raw materials, manufacturing process intermediates and components for RECOTHROM, some of which are located outside the United States. For our PEG-IFN l product candidate, we will rely on our collaborative partner Bristol-Myers Squibb to manufacture supplies for late-stage clinical trials and, if approved, commercial sales.

Reliance on third-party manufacturers, other vendors and collaborators limits our control regarding many aspects of the manufacturing and delivery processes and therefore exposes us to a variety of significant risks relating to the following, particularly in situations where we rely on a sole-source manufacturer, vendor or other collaborator as with RECOTHROM:

•	our ability to schedule production with third parties when needed to supply market demand or clinical trials;

•	reliance on third parties for legal and regulatory compliance and quality assurance;

•

third-party insistence on minimum and/or maximum levels of supply and related restrictions on our ability to increase or decrease supply, including provisions whereby we pay a penalty if we fail to order a minimum amount;

•	breach of agreements by third-parties; and

•	termination, price increases, or non-renewal of agreements by third-parties, based on other business priorities, at times that are costly or inconvenient for us.

Moreover, these third parties must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance, and the maintenance of records and documentation. One or more of these third parties may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied of RECOTHROM or any other product we commercialize that is manufactured by a third party is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may be unable to obtain regulatory approval for or successfully commercialize our products, which would seriously harm our business.

If any of the circumstances described in these risks occur, our product supply could be interrupted resulting in lost or delayed revenues, delayed clinical trials, and significant increase in production costs and cost of goods.

In addition, if, for any reason, we are required to engage an additional, second-source or replacement manufacturer or other vendor, the investment of funds and management time could be significant. There are a limited number of manufacturers and other vendors that operate under the FDA’s cGMP regulations capable of manufacturing for us, and we have not established backup manufacturers and suppliers for RECOTHROM or any of our product candidates. Accordingly, if we are unable to maintain third-party manufacturing on commercially reasonable terms, or if we lose a significant supplier used for RECOTHROM or for our other product candidates, we may be unable to market our products, meet certain contractual supply obligations or complete development of our product candidates on a timely basis, if at all. For example, under our agreements with Bayer, we are required to provide Bayer with RECOTHROM and may be in breach of the agreement if we cannot make the required deliveries on time.

In addition, some of the inventions and patents licensed to us were initially developed at universities or other not-for-profit institutions with funding support from an agency of the United States government. In accordance with federal law, our licensees or we may be required to manufacture in the United States products covered by those patents, unless we can obtain a waiver from the government on the basis that such domestic manufacture is not commercially feasible. We have not attempted to secure any such waivers from the government, and do not know if they will be sought or available if sought. If we are unable to obtain such waivers, if requested, on a timely basis, we might be forced to seek manufacturing arrangements at higher prices, or on otherwise less favorable terms, than might be available to us in the absence of this domestic manufacturing requirement.

We cannot predict whether any of the manufacturers and vendors that we may use will continue to meet our requirements for quality, quantity or timeliness for the manufacture of RECOTHROM, its intermediates or components or for our other product candidates.

13.	We may be unable to generate any revenue from product candidates developed by collaborators or licensees.

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

14.	RECOTHROM has not been approved for sale outside of the United States and we are currently dependent on the efforts of Bayer Schering Pharma to seek approval for and market and promote RECOTHROM outside the United States.

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

Under a 2007 agreement, our ex-US licensee Bayer Schering Pharma AG agreed to seek applicable government approvals for and develop and market RECOTHROM outside the United States. During 2008, Bayer Schering Pharma filed applications in Europe and Canada; however, we and Bayer Schering Pharma do not know whether foreign regulatory authorities will grant marketing approval of RECOTHROM. Additionally, we are currently dependent solely on Bayer Schering Pharma to promote and market RECOTHROM in countries outside the United States where RECOTHROM is approved, if any. We have limited ability to direct Bayer Schering Pharma in its promotion of RECOTHROM in foreign countries. Bayer Schering Pharma may not have sufficient experience to promote topical hemostat products in foreign countries and may fail to devote appropriate resources to this task. No form of thrombin is currently sold in Europe or Canada, and, therefore, Bayer Schering Pharma will have to create a new market for RECOTHROM, an endeavor in which it may fail. If Bayer Schering Pharma fails to effectively promote RECOTHROM in foreign countries, we may be unable to obtain any meaningful remedy against Bayer Schering Pharma. In addition, Bayer Schering Pharma has the right to terminate the license and collaboration agreement for its own convenience and upon its own election, even if we are in full compliance with our obligations under the agreement. If Bayer Schering Pharma were to fail to perform, or to terminate the agreement, sales of RECOTHROM in foreign countries may be harmed, which would negatively impact our business.

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

Lack of or limited marketing approval in a particular country could prevent or limit Bayer Schering Pharma from selling RECOTHROM in that country, which could harm our business.

15.	The failure to attract or retain key management or other personnel could decrease our ability to discover, develop and commercialize potential products.

We depend on our senior executive officers as well as key scientific, management and other personnel. Only a small number of our key personnel are bound by employment agreements, and those with employment agreements are bound only for a limited period of time. Competition for scientists and other qualified employees is intense among pharmaceutical and biotechnology companies, particularly with the establishment or growth of other biotechnology research or development operations in Seattle, such as that of Novo Nordisk Inc., and the loss of qualified employees, or an inability to attract, retain and motivate the highly skilled employees required for our activities, could hinder our ability to discover, develop and commercialize potential products.

16.	Our restructuring may place additional strain on our resources, has adversely affected the morale of our personnel and may affect their performance.

Our restructuring in April 2009 resulted in a workforce reduction of approximately 170 positions, eliminated through attrition, unfilled positions and layoffs. Following the workforce reduction, we had approximately 300 employees at our facility in Seattle, Washington. This workforce reduction has adversely affected employee morale and may have an adverse impact on the performance of our personnel. Our restructuring may yield unanticipated consequences such as attrition beyond our planned reduction in workforce. This workforce reduction could place significant strain on our administrative, operational and financial resources and result in increased responsibilities for certain personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, certain of the terminated employees possess specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Furthermore, this headcount reduction, including the resulting increased strain on the remaining employees and lower morale, may subject us to the risk of litigation, which could result in substantial costs to us and could divert management’s time and attention away from business operations.

17.	Failure to effectively manage the RECOTHROM supply chain could result in inventory shortages, supply interruptions or inventory obsolescence.

Our supply chain for RECOTHROM, its intermediates and components, is particularly complex and involves a number of third parties on several continents. In addition to coordinating the efforts of these third party contractors, we must navigate the laws and regulations of multiple jurisdictions, including tax laws, and our failure to do so effectively may negatively impact our business.

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

18.	As a result of our progression from a primarily research and development company to a company involved in commercialization of products, we may encounter difficulties in adapting our operations.

Prior to launch of RECOTHROM in the United States, we rapidly expanded and developed our field force operations, including sales personnel and medical science liaisons, which included, for the first time, hiring employees based outside of our Washington State headquarters. We increased expenditures in these areas, hiring additional employees and expanding the scope of our operations. Since the launch of RECOTHROM, we have had limited opportunity to test our field force operations, and our ability to manage them. Moreover, as we continue to advance product candidates through clinical trials and on to commercialization, we may need to adapt our development and commercial operations capabilities. If we are unable to provide these capabilities internally, we may need to rely on collaborative partners or other third parties to provide these services for us. These adapted operations would add significant complexity to our business and responsibilities to certain members of our management and key personnel. We may need to manage relationships with an increasing number of collaborative partners, suppliers and third-party contractors. If we are unable to successfully provide the required infrastructure, either internally or through third parties, and successfully manage an increasing number of relationships, we will have difficulty growing our business.

19.	Because we will depend on third parties to conduct certain laboratory tests, clinical trials and other critical services, we have limited control and may encounter delays in our efforts to develop product candidates.

We commonly rely on third parties to conduct laboratory tests, clinical trials and other critical services for us, especially to the extent clinical trials include sites outside the United States. If we are unable to obtain these services on acceptable terms, we may be unable to complete our product development efforts in a timely manner. Also, to the extent we will rely on third parties for laboratory tests and clinical trials, we will have limited control over these activities or may be unable to manage them appropriately, or may become too dependent on these parties. These third parties may not complete the tests or trials on our schedule, and the tests or trials may be methodologically flawed, may not comply with applicable laws or be otherwise defective. Any delays or difficulties associated with third-party laboratory tests or clinical trials may delay and increases the risks and costs of the development of our product candidates.

20.	We have shifted much of our discovery efforts to therapeutic antibodies with which we have limited experience and we may be unsuccessful discovering or commercializing such products.

We have shifted much of our discovery efforts to focus on developing therapeutic antibodies. We have limited experience developing antibodies and may be unsuccessful in these efforts. Moreover, we may be unsuccessful in obtaining adequate, if any, patent coverage for our discoveries and therapeutic antibody products. In addition, third parties may own key technology or target patents or dominating patents that may prevent us from developing, manufacturing or commercializing therapeutic antibodies.

For example, we are aware of broad patents owned by others relating to the discovery, development, manufacture, use and sale of recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, and recombinant human single chain antibodies and other technologies. Many of our product candidates may use or include such technologies. While we have entered into agreements with certain third parties, including Dyax Corp. and Medarex, Inc., in order to gain access to their technology, often the technology is made available on a target-by-target basis upon submission of specific targets and payment of a fee. We have no assurance that a license to a particular target will be available until it is submitted as part of such a process. We are also aware that third parties own patents related to the target molecules with which our antibody products are designed to interact. Unlike Dyax Corp. and Medarex, Inc. and other companies with a technology platform, these third parties may not be willing to grant licenses to the technology. Consequently, even if we are successful at obtaining patent protection for our antibody product candidates, these antibody product candidates may infringe such third party patents covering the targets. We may be unable to obtain necessary rights to such targets, or to key technologies needed for the discovery, development, production or commercialization of therapeutic antibodies through licensing agreements on terms attractive to us, if at all. If these licenses are not obtained, we might be prevented from developing antibodies aimed at such targets or from using certain of our technologies for the generation and development of our new discoveries. If we are unsuccessful in our efforts to obtain needed licenses, our ability to develop and commercialize antibody product candidates could be severely limited. Any patent infringement or other legal claims that might be brought against us may cause us to incur significant expenses, enjoin our development or commercialization of such products, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages.

21.	We may expand our business through the acquisition of companies or businesses or in-licensing products or product candidates that could disrupt our business and harm our financial condition.

We may in the future seek to expand our products and capabilities by acquiring one or more companies or businesses or in-licensing one or more product candidates. Acquisitions and in-licenses involve numerous risks, which may include:

•	substantial cash expenditures;

•	dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	diverting our management’s attention away from other business concerns;

•	entering markets in which we have limited or no direct experience; and

•	potential loss of our key employees or key employees of the acquired companies or businesses.

Historically, we have not expanded our business through acquisition or in-licensing and, therefore, our experience in making acquisitions and in-licensing is limited. Any acquisition or in-license may not result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success could depend in part on our ability to manage the rapid growth associated with some of these acquisitions and in-licenses. We may be unable to make the combination of our business with that of acquired businesses or companies or in-licensed product candidates work or be successful. Furthermore, the development or expansion of our business or any acquired business or company or in-licensed product candidate may require a substantial capital investment by us. We may not have the necessary funds or they may be unavailable to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our stock, which could dilute our current shareholders’ ownership interest, or securities convertible into our stock, which could dilute current shareholders’ ownership interest upon conversion.

22.	Third parties may infringe our patents and challenge the validity or enforceability of our patents.

Competitors and other third parties may infringe our patents, or use inventions described in our patent applications. It may be difficult or impossible for us to police third party activities and detect such infringement. For example, we may be unable to discover a competitor’s manufacturing process to determine whether it infringes a patent claims to a method of manufacture. Patent litigation is very expensive and time-consuming and is a distraction to management and personnel who are needed to supply evidence and support to litigation efforts. Enforcing our patents against third parties may require significant expenditures regardless of outcome. We may incur substantial expenditures in such patent litigation and the outcome of any lawsuit is uncertain.

Additionally, challenges raised in patent infringement litigation initiated by us or by third parties may result in determinations that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations. Consequently, third parties, including licensees, may be able to use the discoveries or technologies claimed or described in our patents without paying licensing fees or royalties to us, which could significantly diminish the value of our intellectual property.

Moreover, the issuance of a patent is not conclusive as to its scope, validity or enforceability. Third parties, including our competitors and licensees, may initiate proceedings to limit the scope, validity or enforceability of our patents, including but not limited to inter-partes re-examination proceedings in the United States Patent and Trademark Office, opposition proceedings in patent authorities outside of the United States, declaratory judgment proceedings in United States courts, or in the event a third party independently makes an invention similar to ours, interference proceedings in the United States Patent and Trademark Office to determine priority of invention. Likewise, we may initiate inter-partes proceedings to challenge the scope, validity or enforceability of third party patents. The outcome of any such proceeding is uncertain and could result in judicial determinations that our patents are invalid, limited in scope, not infringed, or unenforceable, which would impair our business. Participating in such proceedings or other challenges, whether initiated by us or by third parties may require significant expenditures and divert the attention of our management and key personnel from other business concerns, which may also impair our business.

23.	Patent protection for protein-based therapeutic products and other biotechnology inventions is subject to a great deal of uncertainty, and if patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize products based on our discoveries.

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

24.	We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our products and product candidates.

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

25.	We may be unable to protect our unpatented proprietary technology and information.

In addition to our patented intellectual property, we also rely on trade secrets and confidential information. We may be unable to effectively protect our rights to such proprietary technology or information. Other parties may independently develop or gain access to equivalent technologies or information and disclose it for others to use. Disputes may arise about inventorship and corresponding rights to know-how and inventions resulting from the joint creation or use of intellectual property by us and our corporate partners, licensees, scientific and academic collaborators and consultants. In addition, confidentiality agreements and material transfer agreements we have entered into with these parties and with employees and advisors may not provide effective protection of our proprietary technology or information or, in the event of unauthorized use or disclosure, may not provide adequate remedies.

26.	We may be required to defend lawsuits and pay damages in connection with alleged or actual harm caused by our products and product candidates or marketing and promotional activities.

The design, testing, manufacture and sale of therapeutic products involve an inherent risk of product liability claims and associated adverse publicity, even if the claims arise from use of the product in a manner inconsistent with label or other instructions. In addition, RECOTHROM is and will be used on patients undergoing surgery, where there are significant risks to patients. Further, our marketing and promotional efforts for RECOTHROM could increase the risk of litigation based on claims by our competitors or others of unfair competition or unfair advertising. We may incur significant expenses if any of these lawsuits against us were to be successful. Even if such lawsuits are without merit or otherwise unsuccessful, they could cause adverse publicity, divert management attention and be costly to respond to, and, therefore, could have a material adverse effect on our business, including negatively impacting our share price. Although we maintain product liability and general insurance, our coverage may not be adequate to cover product liability or other claims. We do not know if we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. This type of insurance is expensive and may be unavailable on acceptable terms or at all. If we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to continue to develop or commercialize RECOTHROM or any other product candidates. Any product liability claims, whether or not ultimately successful, could have a material negative effect on our reputation, stock price, ability to penetrate the market and sell our products and our financial condition and results.

27.	Environmental and health and safety laws may result in liabilities, expenses and restrictions on our operations.

State and federal laws and regulations and those of foreign jurisdictions regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. The use of hazardous substances in our operations exposes us to the risk of accidental releases. If our operations, including those of our third party service providers and collaborators, result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines. Future changes to environmental and health and safety laws could cause us to incur additional expenses or restrict our operations. In addition, the site where our principal headquarters and facilities are located has been listed as a contaminated property by the state of Washington due to its previous use by the city of Seattle as an electricity generating plant. The city of Seattle has agreed to defend us against and indemnify us for any claims that arise from this pre-existing contamination, except to the extent that we caused the claim through our negligence or intentional fault, or to the extent that we contributed to the contamination that is the subject of the claim, caused an increase in the clean-up costs or failed to comply with our obligations under our agreement with the city of Seattle. This indemnity may be insufficient and we may be subject to environmental liabilities or be prohibited from using or occupying some or all of the property as a result of environmental claims.

28.	If we use biological and hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages.

Our research and development activities and clinical trials involve the use of potentially harmful biological materials, as well as hazardous materials, chemicals, and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the distribution, use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our available financial resources. We do not maintain liability insurance coverage for our handling of biological or hazardous materials. We, our collaborative partners, the third parties that conduct clinical trials on our behalf, and our third party manufacturers are subject to federal, state, local or foreign laws and regulations governing the use, storage, handling, and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with any of these laws and regulations could result in significant fines and work stoppages and may harm our business.

29.	We are exposed to financial risks related to foreign currency exchange rates.

Some of our costs and expenses are denominated in foreign currencies and, even if they are not as a matter of contract, vendors may seek concessions in the event that their anticipated economic return is impaired by exchange rate fluctuations. Most of our existing foreign expenses are associated with the manufacture of RECOTHROM, sharing of development costs with foreign partners or our global clinical studies. We are primarily exposed to changes in exchange rates with the Euro. When the United States dollar weakens against other currencies, the dollar value of the foreign-currency denominated expense increases, and when the dollar strengthens against other currencies, the dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations. We currently do not hedge against our foreign currency exposure.

Risks Related to Our Industry

30.	If the healthcare system, reimbursement policies or any other healthcare related regulations change, the prices of our products and product candidates may fall or our potential sales may decline.

In recent years, United States government officials have made numerous proposals to change the healthcare system in the United States. These proposals include measures that would limit or prohibit payments for certain medical procedures and treatments or subject the pricing of pharmaceuticals to government control. Government and other third-party payers increasingly have attempted to control healthcare costs by limiting both coverage and the level of reimbursement of newly approved healthcare products. Increasingly, third-party payors have been challenging the prices charged for products. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted marketing approval. The government may adopt future legislative proposals, such as price controls on prescription drugs, and federal, state or private payors for healthcare goods and services may take further action to limit payments for healthcare products and services. In addition, in certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control with many of the same types of challenges as in the United States. Any of these factors could limit our ability to successfully commercialize our potential products.

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

In addition, there has been much discussion regarding the creation of laws permitting “follow-on” or “generic” versions of biologics. While there is not currently an abbreviated approval pathway for biologics as there is with branded drugs, Congress and the FDA are studying the issue and there is increasing interest from the public. An abbreviated pathway for “follow-on” biologics may permit the FDA to rely on clinical data submitted by innovator developers like ourselves when evaluating applications filed by sponsors of follow-on biologics and may not require full or any clinical trials, significantly lowering the risks and financial barriers to entry. The approval of “follow-on” biologics could result in new and increased competition, including competition prior to expiration of our patents covering our products, and related litigation. In addition, if “follow-on” or “generic” versions are permitted, “data exclusivity”, the period during which generic manufacturers may not cite the clinical trial results of the innovator, will become critical. Any limitation of the “data exclusivity” period could result in products which, over the life of such product, are less profitable. Product liability litigation could become more complex and problematic for us as courts may permit purchasers and users of follow on biologic products to pursue product liability claims against innovator companies, such as us, as has recently happened in the context of generic small molecule drugs.

31.	Negative public opinion and increased regulatory scrutiny of genetic and clinical research may limit our ability to conduct our business.

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

32.	The marketing and sale of pharmaceutical products and biologics is subject to extensive regulation and aggressive government enforcement, and our corporate compliance program cannot guarantee that we are in compliance with all relevant laws and regulations.

Our activities relating to the sale and marketing of RECOTHROM and any other products we commercialize will be subject to extensive regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes and associated regulations. These laws and regulations limit the types of marketing claims and other communications we can make regarding marketed products. We are also subject to various U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. Anti-kickback laws prohibit payments of any kind intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services, including the selection of a particular prescription drug. These laws make certain business practices that are relatively common in other industries illegal in our industry. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent. The government has asserted very broad interpretations of these laws against pharmaceutical manufacturers, even though these manufacturers did not directly submit claims for reimbursement to government payors. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our sales and marketing efforts. Violations of the above laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicare and Medicaid. Many pharmaceutical and biotechnology companies have in recent years been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claims Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products, pricing, and government price reporting. While we will strive to comply with these complex requirements, the interpretation of these laws as applied to particular sales and marketing practices continues to evolve, and it is possible that our sales and marketing practices might be challenged. Further, although we have taken measures to prevent potential challenges, including through our corporate compliance program, we cannot guarantee that such measures will protect us from future challenges, lawsuits or investigations. Even if such challenges are without merit, they could cause adverse publicity, divert management attention and be costly to respond to, and thus could have a material adverse effect on our business, including impact on our stock price. In addition, our strategic partners and licensees are required to comply with comparably complex requirements in jurisdictions outside the United States.

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

Risks Related to Ownership of Our Stock

33.	Our operating results are subject to fluctuations that may cause our stock price to decline.

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

34.	Our stock price is volatile and subject to many factors beyond our control.

The market price of our common stock may fluctuate significantly in response to many factors beyond our control, including:

•	changes in the recommendations of securities analysts or changes in their financial estimates of our operating results;

•	recommendations or opinions of journalists, media personalities or market commentators;

•	failures in meeting performance expectations of securities analysts or investors;

•	acts or omissions of our licensees, collaborators and suppliers;

•	changes in the political climate and changes in or uncertainties about federal and state legislation, policies, and programs affecting health care and pharmaceuticals;

•	fluctuations in the valuations of companies perceived by securities analysts or investors to be comparable to us; and

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares.

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

35.	Certain of our shareholders have significant control of our management and affairs, which they could exercise against other shareholders’ best interests.

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

36.	Provisions in Washington law, our charter documents and executive employment agreements we have entered into may prevent, discourage or delay a change of control.

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

We held our annual meeting of shareholders on June 10, 2009. Of the 69,020,640 shares of common stock outstanding as of the record date of the annual meeting, 62,066,018 shares, or 89.9% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy. Two proposals were submitted to our shareholders and approved at the annual meeting, as follows:

1.	Election of Directors. David I. Hirsh, Ph.D., David H. MacCallum, Kurt Anker Nielsen and Douglas E. Williams, Ph.D. were elected to serve as members of the board of directors for a term expiring in 2012. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

Name	Votes For	Votes Withheld
David I. Hirsh, Ph.D.	61,858,104	207,914
David H. MacCallum	61,742,667	323,351
Kurt Anker Nielsen	61,373,909	692,109
Douglas E. Williams, Ph.D.	61,593,405	472,613

The other directors with continuing terms following the annual meeting were: Bruce L.A Carter, Ph.D., James A. Harper, Judith A. Hemberger, Ph.D., Jonathan S. Leff, Edward E. Penhoet, Ph.D. and Lars Rebien Sorensen.

2.	Ratify Auditors. The appointment of PricewaterhouseCoopers LLP, independent registered public accountants, to act as our independent auditors for the fiscal year ending December 31, 2009 was ratified.

For	61,930,584
Against	99,816
Abstain	42,686
Non votes	6,954,622

Item 6.	Exhibits

Exhibit Number
10.1†	Amended and Restated Employment Agreement, dated as of June 16, 2009, by and between ZymoGenetics, Inc. and Stephen Zaruby.

10.2†	Employment Agreement, dated as of June 8, 2009, by and between ZymoGenetics, Inc. and Eleanor L. Ramos, M.D.

10.3†	Separation Agreement and Release, effective as of July 23, 2009, by and between ZymoGenetics, Inc. and Nicole Onetto, M.D.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMOGENETICS, INC.

Date: August 3, 2009	By:	/s/ James A. Johnson
James A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)