Form 10-Q
period 2010-03-31
ZYMOGENETICS INC
filed 2010-05-04
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Common stock outstanding at April 29, 2010: 85,737,829 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2010

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZYMOGENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$28,312	$141,634
Short-term investments	199,949	32,496
Receivables	8,265	7,672
Inventory	64,293	63,024
Prepaid expenses	5,592	5,043

Total current assets	306,411	249,869

Property and equipment, net	57,052	58,565
Deferred financing costs	4,884	5,172
Long-term investment	2,207	2,002
Other assets	3,478	3,688

Total assets	$374,032	$319,296

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,063	$14,000
Accrued liabilities	18,556	24,299
Lease obligations	1,028	928
Deferred revenue	37,344	40,484
Collaboration obligation	66,945	60,105

Total current liabilities	132,936	139,816

Lease obligations	67,249	67,563
Debt obligation	25,000	25,000
Deferred revenue	50,049	63,899
Collaboration obligation	—	15,854
Other long-term liabilities	11,214	11,122

Commitments and contingencies

Shareholders’ equity (deficit):
Preferred stock, no par value, 30,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 150,000 shares authorized, 85,670 and 69,353 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	894,755	801,318
Non-voting common stock, no par value, 30,000 shares authorized, no shares issued and outstanding	—	—
Accumulated deficit	(807,622)	(805,184)
Accumulated other comprehensive income (loss)	451	(92)

Total shareholders’ equity (deficit)	87,584	(3,958)

Total liabilities and shareholders’ equity (deficit)	$374,032	$319,296

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product sales, net	$9,006	$4,505
Royalties	344	322
Collaborations and licenses	26,165	20,018

Total revenues	35,515	24,845

Costs and expenses:
Costs of product sales	1,880	1,016
Research and development	19,726	24,737
Selling, general and administrative	13,991	15,002

Total costs and expenses	35,597	40,755

Loss from operations	(82)	(15,910)

Other income (expense):
Investment income, net	300	506
Interest expense	(2,656)	(2,725)

Total other income (expense)	(2,356)	(2,219)

Net loss	$(2,438)	$(18,129)

Basic and diluted net loss per share	$(0.03)	$(0.26)

Weighted-average number of shares used in computing net loss per share	83,578	68,869

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(2,438)	$(18,129)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,491	1,840
Amortization of debt issuance costs	288	436
Net gain on disposition of property and equipment	(93)	(13)
Stock-based compensation	2,348	4,028
Net realized gain on sale of short-term investments	(3)	—
Net amortization of premium on short-term investments	300	13

Changes in operating assets and liabilities
Receivables	(593)	4,324
Inventory	(1,269)	(13,207)
Prepaid expenses	(549)	(748)
Other assets	210	617
Accounts payable	(4,937)	(1,050)
Accrued liabilities	(5,743)	(2,902)
Lease obligations	(214)	(88)
Deferred revenue	(16,990)	(6,881)
Collaboration obligation	(9,014)	95,862
Other long-term liabilities	92	(309)

Net cash (used in) provided by operating activities	(37,114)	63,793

Investing activities
Purchases of property and equipment	(33)	(569)
Purchases of short-term investments	(167,826)	—
Proceeds from sale of property and equipment	93	1
Proceeds from sale and maturity of short-term investments	414	7,452
Other investing activities	55	—

Net cash (used in) provided by investing activities	(167,297)	6,884

Financing activities
Net proceeds from equity financing	90,757	—
Proceeds from exercise of stock options	332	345

Net cash provided by financing activities	91,089	345

Net (decrease) increase in cash and cash equivalents	(113,322)	71,022
Cash and cash equivalents at beginning of period	141,634	50,088

Cash and cash equivalents at end of period	$28,312	$121,110

Supplemental disclosures
Cash paid for interest	$1,887	$1,957

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

These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009. The Company issued its financial statements by filing with the Securities and Exchange Commission and has evaluated subsequent events up to the time of filing.

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

2. Loss per share

Basic and diluted net loss per share have been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded certain options to purchase common stock, restricted stock units and warrants to purchase common stock, as such potential shares are antidilutive. The following table presents the securities not included in the net loss per share calculations for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Options to purchase common stock	14,022	15,421
Restricted stock units	114	373
Warrants to purchase common stock	1,500	1,500

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Available-for-sale securities

Short-term investments

Short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 31, 2010
Type of security:
Corporate debt securities	$172,657	67	(46)	$172,678
Asset-backed securities	8,004	13	(740)	7,277
U.S. government sponsored enterprises	20,043	—	(49)	19,994

	$200,704	$80	$(835)	$199,949

Contractual maturity date:
Less than one year	$115,484			$115,477
Due in 1-5 years	78,269			78,260
Due in 5-10 years	—			—
Due in 10 years or more	6,951			6,212

	$200,704			$199,949

December 31, 2009
Type of security:
Commercial paper and money market	$11,870	$8	$(1)	$11,877
Corporate debt securities	13,198	—	(73)	13,125
Asset-backed securities	8,522	20	(1,048)	7,494

	$33,590	$28	$(1,122)	$32,496

Contractual maturity date:
Less than one year	$11,870			$11,877
Due in 1-5 years	14,433			14,379
Due in 5-10 years	—			—
Due in 10 years or more	7,287			6,240

	$33,590			$32,496

In assessing potential impairment of its debt securities, the Company determines if it intends to sell the security, if it is more likely than not that it will be required to sell the security before recovering its amortized cost basis, or if it expects to recover the security’s entire amortized cost basis. In addition, if the Company determines that a credit loss exists with respect to an individual debt security, it records an other-than-temporary impairment if it concludes that it would not be able to recover the entire amortized cost of the security, even if there was no intent to sell the security. The differentiating factors for equity securities, between temporary and other-than-temporary impairments, are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability to retain an investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At March 31, 2010, the aggregate estimated fair value of the investments with unrealized losses was as follows (in thousands):

	Fair Value	Unrealized Loss
Corporate debt securities	$77,351	$(46)
Asset-backed securities	6,212	(740)
U.S. government sponsored enterprises	19,994	(49)

	$103,557	$(835)

The contractual maturities on unrealized loss positions for which other-than-temporary impairments have not been recognized at March 31, 2010, are summarized as follows (in thousands):

	Fair Value	Unrealized Loss
Less than one year	$55,025	$(23)
Greater than one year	48,532	(812)

	$103,557	$(835)

Long-term investment

Included in other assets is a long-term investment in common shares of BioMimetic Therapeutics, Inc. (BMTI), a company that licensed certain technologies from the Company and made certain payments in shares of common stock. These shares are publicly traded and are adjusted to fair value, with the unrealized gain reported as Accumulated Other Comprehensive Income (Loss) in shareholders’ equity (deficit). As of March 31, 2010 and 2009, the unrealized gain on the investment was $1.2 million and $192,000, respectively.

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

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company’s assets and liabilities accounted for at fair value are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2010
Cash equivalents:
Money market funds	$8,394	$—	$—	$8,394
Corporate debt securities	—	19,898	—	19,898

	$8,394	$19,898	$—	$28,292

Short-term investments:
Corporate debt securities	$—	$172,678	$—	$172,678
Asset-backed securities	—	7,277	—	7,277
U.S. government sponsored enterprises	—	19,994	—	19,994

	$—	$199,949	$—	$199,949

Long-term investment:
BMTI common stock	$2,207	$—	$—	$2,207

	Level 1	Level 2	Level 3	Total
December 31, 2009
Cash equivalents:
Money market funds	$117,980	$—	$—	$117,980

Short-term investments:
Commercial paper and money market	$11,877	$—	$—	$11,877
Corporate debt securities	—	13,125	—	13,125
Asset-backed securities	—	7,494	—	7,494

	$11,877	$20,619	$—	$32,496

Long-term investment:
BMTI common stock	$2,002	$—	$—	$2,002

Cash Equivalents — The Company’s cash equivalents consist of corporate commercial paper and money market funds with original maturities of less than ninety days. The valuation is based on observable market transactions for the exact instrument; quoted prices for similar assets in active markets for identical assets; or models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company conducts reviews at the end of each quarter to assess liquidity and fair value.

Short-term investments — The Company’s short-term investments consist of various fixed income securities with maturities of greater than ninety days and include securities issued by U.S. government sponsored enterprises, corporate debt securities and asset-backed securities. This portfolio of investments is valued utilizing observable market transactions for the exact instrument; quoted prices for similar assets in active markets; or models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company utilizes a pricing service to obtain fair value for its investment portfolio. Fair value for certain securities is based on proprietary models, and inputs are documented in accordance with the fair value hierarchy. The Company conducts reviews at quarter end to assess liquidity and to determine fair value pricing. The Company did not hold any securities categorized as Level 3 as of March 31, 2010, or December 31, 2009.

4. Inventory

Inventory is stated at the lower of cost or market. Cost includes amounts related to materials, labor and overhead, and is determined on a specific identification basis in a manner which approximates the first-in, first-out (FIFO) method. Inventory balances reflect the cost of post-approval manufacturing activities for RECOTHROM. The manufacturing of RECOTHROM requires multiple steps which are performed by a series of primarily single-source third-party contractors based upon the Company’s specifications. As protection against product shortages, the Company maintains safety stocks of inventory at each stage in the manufacturing process and has entered into manufacturing contracts, some of which contain annual minimum purchase commitments. The Company reduces inventory to its estimated net realizable value by reserving for excess and obsolete inventories based on forecasted demand. Inventory consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$2,677	$2,256
Work in process	58,906	58,327
Finished goods	2,710	2,441

Total	$64,293	$63,024

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Debt financing

In June 2008, the Company entered into a financing arrangement with Deerfield Management (Deerfield) that provided for borrowings up to $100.0 million. In November 2008, the Company borrowed $25.0 million under the Deerfield financing arrangement and issued 1.5 million warrants to Deerfield with a conversion price of $10.35 per share. No subsequent borrowings were made under the arrangement before the February 10, 2010 borrowing deadline.

Interest accrues on the outstanding balance at a rate of 4.9% per annum, compounded quarterly, and will be due, along with outstanding principal, in June 2014. Accrued interest was $1.8 million as of March 31, 2010 and $1.5 million as of December 31, 2009 and is included in other long-term liabilities. Deerfield is entitled to a royalty equal to 2% of RECOTHROM net sales in the U.S. up to a maximum of $18.8 million over the term of the loan. For the three months ended March 31, 2010 and 2009, royalty expense which is included in interest expense was approximately $174,000 and $98,000, respectively. Royalties are payable quarterly. The Company can repay borrowed amounts in whole or in part at any time, without penalty, and all associated interest and royalty obligations cease.

Deferred financing costs totaling $7.4 million, which include the value of the warrants issued in 2008, are being amortized to interest expense through June 2014. For the three months ended March 31, 2010 and 2009, approximately $287,000 and $436,000 respectively, of amortization is included in interest expense.

6. Stock Offering

On January 12, 2010, The Company sold 16.1 million shares of common stock in an underwritten public offering at $6.00 per share. Net proceeds from the sale, after deducting underwriter discounts and other issuance costs, were $90.8 million.

7. Bristol-Myers Squibb collaboration and license agreement

In January 2009, the Company entered into a co-development/co-promotion and license agreement with Bristol-Myers Squibb Company (BMS) for the type III interferon family, of which PEG-IFN-lambda is the designated development candidate. The Company is required to fund the first $100.0 million of joint development costs (the Collaboration Obligation) and additional development costs will be funded 80.0% by BMS and 20.0% by the Company. The Company’s substantive obligations under this agreement are expected to be satisfied in 2012.

For the three months ended March 31, 2010 and 2009, the Company recorded collaboration and license revenue of $13.3 million and $8.9 million, respectively. As of March 31, 2010, the remaining balance of the Collaboration Obligation was $66.9 million and deferred revenue was $79.4 million.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Stock compensation

The following table summarizes stock-based compensation expense by expense classification and type of award for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development expense
Stock options	$1,024	$2,140
Restricted stock units	163	305

	1,187	2,445

Selling, general and administrative expense
Stock options	1,074	1,500
Restricted stock units	87	83

	1,161	1,583

Total	$2,348	$4,028

No income tax benefit has been recorded for stock option exercises as the Company has a full valuation allowance and management has concluded it is more likely than not that the net deferred tax asset will not be realized.

9. Restructuring

In April and December 2009, the Company restructured its operations and reduced its workforce by a total of 206 employees. Restructuring charges totaling $13.1 million were recorded in 2009. In addition to employee severance, benefits and related costs, the Company ceased using certain rental space as a result of these restructurings. The Company recorded a liability of $1.0 million in 2009 based on the remaining rental costs for which no economic benefit is derived, reduced by the estimated sublease rentals that could reasonably be obtained. The amount was discounted using a credit-adjusted risk-free rate.

The changes in liabilities related to these restructuring plans for the periods presented are as follows: (in thousands)

	Severance	Lease	Total
Balance, January 1, 2010	$5,331	$1,000	$6,331
Severance additions	—	—	—
Severance payments	(1,692)	—	(1,692)
Lease payment	—	(27)	(27)

Balance, March 31, 2010	$3,639	$973	$4,612

10. Comprehensive loss

For the three months ended March 31, 2010 and 2009, total comprehensive loss was $2.0 million and $19.3 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term and long-term investments. The net change in accumulated other comprehensive loss for the three months ended March 31, 2010 was a decrease of $544,000, reflecting a $339,000 decrease in net unrealized losses on short-term investments and an increase of $205,000 in unrealized gain on long-term investments.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Related party transactions

Novo Nordisk owned approximately 26% and 30% of the Company’s outstanding common stock at March 31, 2010 and 2009, respectively. The following table summarizes collaboration and license revenues earned from Novo Nordisk for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Option and license agreements
IL-20	$—	$3,500
IL-21	12,747	—

Total	$12,747	$3,500

Option and license agreement

In 2000, Novo Nordisk entered into an option and license agreement with the Company which expired in November 2006. Under the terms of the agreement, Novo Nordisk entered into individual license agreements for various proteins. Novo Nordisk is responsible for all development activities for the licensed proteins and is obligated to make payments upon the achievement of predefined development milestones and to pay royalties on sales of any resulting products.

IL-20

Pursuant to the IL-20 license agreement, the Company earned and recognized as revenue a milestone payment of $3.5 million for the three-month period ended March 31, 2009.

IL-21

In December 2009, the agreement relating to embodiments of IL-21 other than the IL-21 protein was amended to provide worldwide development and commercialization rights to Novo Nordisk. Under the terms of the revised agreement, Novo Nordisk paid an initial milestone payment of $24.0 million. In addition, the Company is obligated to perform certain transition activities which are expected to be completed in 2010. The Company has no other continuing performance obligations. Because of the substantive transition activities for which the Company is responsible, the Company is recognizing the initial $24.0 million milestone payment over the estimated performance period on a proportional performance basis. For the three months ended March 31, 2010, $12.0 million was recognized as collaboration and license revenue. In addition, the Company earned $747,000 for transition activities performed during the three months ended March 31, 2010, which are included in collaboration and license revenue.

As of March 31, 2010, $8.0 million of the initial milestone payment has yet to be recognized as revenue.

12. Recent accounting pronouncements

In October 2009, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance is effective for the Company on January 1, 2011. The Company believes the adoption of this new guidance will not have a material impact on its results of operations, cash flows or financial condition.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company on January 1, 2011. The Company has adopted the guidance as required by January 1, 2010 and will adopt the additional disclosure as required on January 1, 2011.

13. Commitments and Contingencies

In November 2009, King Pharmaceuticals, Inc. and affiliated entities filed suit against the Company in the United States District Court for the Eastern District of Tennessee. King alleges that the Company has engaged in unfair competition, false advertising, trademark infringement, and related claims under federal law and Tennessee state law. King seeks various forms of relief, including damages and injunctive relief precluding the Company from making certain representations regarding King’s products and the Company’s RECOTHROM product. King also filed motions with the District Court seeking temporary restraining orders and preliminary injunctive relief. In December 2009, the judge denied King’s motions for preliminary injunction, but the lawsuit continues and is not likely to be resolved for some time. The Company disputes the allegations of wrongdoing in King’s complaint and will vigorously defend itself in this matter. Trial in the case is currently projected to take place in the fourth quarter of 2011. The Company has not recorded a liability related to this suit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. This Act provides a “safe harbor” for forward-looking statements. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. When used in this Quarterly Report on Form 10-Q, the words “may,” “will,” “should,” “could,” “would,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: industry prospects and future results of operations or financial position, sales of and commercialization efforts related to RECOTHROM, achievement of milestones and payments under collaboration agreements, the progress of our research programs including clinical testing, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our future operating expenses, our future losses, our future expenditures for research and development, pending or threatened litigation and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise any forward-looking statements whether as a result of new information, future events, or otherwise. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and other factors that may affect our business, prospects, results of operations and financial condition.

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

In late 2006, we began preparations for the commercial launch of our first product, RECOTHROM®, which was approved by the Food and Drug Administration in January 2008. In 2007, we hired approximately 60 field personnel and additional headquarters-based personnel to support the commercial operations for selling RECOTHROM. We are incurring substantial marketing costs to penetrate the market and to support our selling efforts. We have also built significant levels of inventory in anticipation of expected demand for the product and to minimize the risk of product shortages. We recorded net sales revenue of $29.6 million in 2009 and we anticipate continued increases in RECOTHROM sales over time;

however, we cannot be certain of the future rate of market penetration. These commercialization activities have utilized substantial cash resources and will continue to do so until such time as RECOTHROM sales reach a level, if ever, that will cover our related costs.

An important element of our business strategy is that we intend to maintain a significant share of the commercial value for our product candidates under development. As a result, we will be required to pay for a portion of the development and commercialization costs for our partnered product candidates, such as PEG-IFN-lambda, and all of the development and commercialization costs for our internal product candidates, such as IL-21 and IL-31 mAb. In some cases, we may out-license our product candidates, as we have done with atacicept, Factor XIII and IL-21 mAb, for example.

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

•

licensing of technologies or product candidates, such as atacicept, Factor XIII and most recently IL-21 mAb, to other companies, which typically provide license fees and potential milestone payments and royalties on sales;

•	issuance of equity or equity-based securities, such as the offering of common stock we completed in January 2010;

•	debt financing, such as the financing arrangement we entered into with Deerfield Management in June 2008; and

•	investment income on our cash, cash equivalents and short-term investments.

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

It is possible that we will look for opportunities to raise capital by issuing equity or equity-related securities to help fund our company over the next several years. These opportunities may arise at any time, depending on factors such as overall market conditions; dynamics in the biotechnology sector of the market; investor appetite for certain types of companies; and fundamental characteristics of our business. At times, it may be difficult to raise capital on terms favorable to our company, if at all. Accordingly, we would expect to raise capital when it is available, as we did in January 2010, not waiting until there is an immediate need. We believe this strategy is important to minimize the financial risks to our company.

Results of Operations

Revenues

Product sales. Sales of RECOTHROM are recognized as revenue when the product is shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated discounts, rebates, chargebacks and returns. We recognized net product sales revenue of $9.0 million for the three-month period ended March 31, 2010 as compared to $4.5 million for the corresponding period in 2009. The increase is due to overall market share increases as additional hospitals converted usage from bovine thrombin to RECOTHROM and existing customers increased their purchase volumes of RECOTHROM. Our U.S. net product sales of $9.0 million for the three-months ended March 31, 2010 were slightly less than the $9.2 million recorded for the fourth quarter of 2009 even though units purchased by end-user hospitals increased by approximately 14% in the first 13-week period of 2010 compared to the last 13-week period of 2009. The primary reasons for this are that RECOTHROM inventory levels held by wholesalers decreased between December 31, 2009 and March 31, 2010 and the number of selling days in the three months ended March 31, 2010 was less than in the three months ended December 31, 2009.

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

Novo Nordisk

In December 2009, we amended our license agreement with Novo Nordisk related to IL-21antagonists, whereby we added certain intellectual property, expanded their commercial rights to include North America and provided exclusive rights to our IL-21 mAb product candidate. In exchange, Novo Nordisk paid us a $24.0 million upfront payment in December 2009 and will pay future milestone payments and royalties. We are obligated to perform certain transition activities, which are expected to be completed in 2010, and Novo Nordisk will reimburse us for our costs of completing these activities. We are recognizing the $24.0 million milestone payment over the estimated performance period on a proportional performance basis.

Bayer

In June 2007, we entered into a License and Collaboration Agreement with Bayer Schering Pharma AG and a U.S. Co-Promotion Agreement with Bayer HealthCare, LLC. (collectively, Bayer). The agreements provided Bayer with an exclusive license to develop and sell rThrombin outside the United States and to co-promote rThrombin in the United States for up to four years. In December 2009, we substantially amended the License and Collaboration Agreement and the U.S. Co-Promotion Agreement. Under the amended agreements, Bayer returned all licensed territories to us except Canada; exited the U.S. co-promotion effective December 31, 2009; and forgave the $20.0 million in guaranteed U.S. sales bonuses which the Company had previously recorded as a liability. As part of the amendments, the Company agreed to pay Bayer a commission on U.S. net sales for the two-year period ending on December 31, 2011 up to a maximum of $12.0 million; to provide finished U.S. approved drug product for Canada at cost plus a fixed profit margin; and to forgive the $3.5 million milestone associated with Canadian approval of rThrombin. As of December 31, 2009, we recognized all previously deferred license and milestone revenue and recorded a $12.0 million liability to Bayer associated with U.S. commissions, for which Bayer has no further performance obligations.

Collaboration and license revenues totaled $26.2 million for the three-month period ended March 31, 2010, reflecting an increase of $6.1 million as compared to the corresponding period in 2009. The increase resulted primarily from the following two factors.

•	We recognized incremental collaboration and license revenue of $4.3 million for the three-month period ended March 31, 2010 related to the Bristol-Myers Squibb agreement for PEG-Interferon lambda.

•	We recognized revenue of $12.7 million for the three-month period ended March 31, 2010 related to the Novo Nordisk IL-21 agreement signed in December 2009.

These increases were partially offset by the following decreases.

•	Recognition of deferred license and milestone revenues related to our Merck Serono agreements decreased by $5.0 million because all deferred revenues were fully amortized in October 2009.

•	Milestone revenue of $3.5 million related to the Novo Nordisk license agreement for IL-20 was earned in the three-month period ended March 31, 2009, but no corresponding amounts were earned in 2010.

•	Bayer license revenue decreased by $2.6 million for the three-month period ended March 31, 2010 because the related deferred revenues were fully amortized as of December 31, 2009.

For the three months ended March 31, 2010, changes in deferred collaboration and license revenue were as follows:

Beginning balance	$104,383
Cash received or receivable	—
Revenue recognized	(16,990)

Ending balance	$87,393

As of March 31, 2010, the deferred revenue balance consisted of $79.4 million related to the Bristol-Myers Squibb agreement and $8.0 million related to the Novo Nordisk IL-21 agreement. As of March 31, 2010, the remaining collaboration obligation related to funding the first $100.0 million of development costs under the Bristol-Myers Squibb collaboration was $66.9 million.

Costs and expenses

Costs of product sales. Costs of product sales include the inventory and distribution costs associated with RECOTHROM product revenue. Prior to FDA approval of RECOTHROM in January 2008, all third-party manufacturing costs and an allocation of our labor and overhead associated with the manufacturing of RECOTHROM for commercial sale were expensed as research and development costs as incurred. Subsequent to approval, these costs are recorded as inventory. Accordingly, we expect that costs of product sales will be lower as a percentage of product sales revenue during the time we are selling product manufactured prior to approval.

Cost of product sales as a percentage of net product sales were 20.9% and 22.6% for the three months ended March 31, 2010 and 2009, respectively.

Research and development. Research and development expense consists primarily of salaries and benefit expenses, costs of consumables, facility costs, contracted services and stock-based compensation. These amounts are offset by certain cost reimbursements from collaborators. We evaluate cost reimbursements received under our collaboration arrangements based on the underlying nature of the collaboration. Where the collaboration embodies the principles of cost sharing and revenue sharing, cost reimbursements are recorded as reductions to research and development expenses. A breakdown of research and development expense for the three-month periods ended March 31 is shown in the following table (in thousands):

	2010	2009
Salaries and benefits	$8,167	$13,143
Consumables	1,003	2,269
Facility costs	1,774	2,126
Contracted services	6,624	4,653
Depreciation and amortization	971	1,240
Stock-based compensation	1,187	2,445

Subtotal	19,726	25,876
Cost reimbursement from collaborators	—	(1,139)

Net research and development expense	$19,726	$24,737

Salaries and benefits, stock-based compensation and consumables generally track with changes in our employee base from year to year. In April and December 2009, we reduced our research and development headcount by a total of 172 employees. These staff reductions resulted in our headcount-related costs being reduced by a total of $7.5 million for the three-month period ended March 31, 2010 as compared to the corresponding period in 2009.

Contracted services include the cost of items such as contract research, contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs primarily relate to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Our contracted services costs increased by $2.0 million for the three-month period ended March 31, 2010 as compared to the corresponding period in 2009 primarily due to the increased costs related to our PEG-Interferon lambda collaboration with Bristol-Myers Squibb.

Cost reimbursements from collaborators for the period ended March 31, 2009 included reimbursements from Bayer and Merck Serono. The License and Collaboration Agreement with Bayer was terminated effective December 2009 and no further work is being performed for Bayer. Additionally, our activities under the collaboration with Merck Serono ended June 2009.

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

	2010	2009
Clinical development programs:
Hemostasis	$2,958	$2,909
Autoimmunity and oncology	971	1,855
Antiviral	7,366	3,698
Preclinical and research programs	2,312	6,212
Unallocated indirect costs	6,119	10,063

Total	$19,726	$24,737

The major trends in research and development program costs for the periods presented in the table were as follows:

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs decreased for the three-month period ended March 31, 2010 as compared to the corresponding period in 2009 primarily due to the transition between Phase 2a and Phase 2b trials for IL-21 and the discontinuation of internal activities supporting atacicept in 2009.

•

Antiviral clinical development program costs increased for the three-month period ended March 31, 2010 as compared to the corresponding period in 2009, primarily due to an increase in both internal and external costs related to PEG-Interferon lambda clinical trials.

•

Preclinical and research program costs decreased for the three-month period ended March 31, 2010, as compared to the corresponding period in 2009, primarily due to the discontinuation of certain preclinical and research programs following our corporate restructuring in April and December 2009.

•

Unallocated indirect costs decreased for the three-month period ended March 31, 2010, as compared to the corresponding period in 2009, primarily reflecting the corporate restructuring that occurred in April and December 2009.

Selling, general and administrative. Selling, general and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, decreased 6.7% for the three-month period ended March 31, 2010 as compared to the corresponding period in 2009. The decrease was primarily due to the reduction in administrative headcount of approximately 30 employees in April 2009; discontinuation of Bayer commission expense, which is now being charged against a liability established in December 2009; and decreases in stock-based compensation. These reductions were partially offset by increased legal and patent expenses.

Stock-based compensation. Stock-based compensation expense decreased by $1.7 million for the three-month period ended March 31, 2010 as compared to the corresponding period in 2009. The decrease was primarily due to a lower underlying share price for stock options granted in 2009 and 2010, and the forfeiture of stock options related to the termination of employees in 2009. The following table shows stock-based compensation by expense classification and type of award for the three-month periods ended March 31 (in thousands):

	2010	2009
Research and development expense
Stock options	$1,024	$2,140
Restricted stock units	163	305

	1,187	2,445
Selling, general and administrative expense
Stock options	1,074	1,500
Restricted stock units	87	83

	1,161	1,583

Total	$2,348	$4,028

Other income (expense)

Investment income. Investment income is generated primarily from our investment in fixed-income securities. The primary factors affecting the amount of investment income that we report are: the amount of cash, cash equivalents and short-term investments (cash reserves) invested, the effective interest rate, the amount of realized gains or losses on investments sold during the period and the amount of other-than-temporary impairment recorded in the period. The following table shows how each of these factors affected investment income for the three-month periods ended March 31 (in thousands, except percentages):

	2010	2009
Weighted average amount of cash reserves	$240,173	$97,672
Effective interest rate	0.09%	0.52%

Investment income before gains and losses	204	506
Net gain (loss) on sales of investments	3	—

Investment income, as reported	$207	$506

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest-bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. We recorded related interest expense of $1.9 million for both the three-month periods ended March 31, 2010 and 2009, respectively. In addition, we recorded interest expense of $764,000 and $841,000 for the three months ended March 31, 2010 and 2009, respectively, related to the Deerfield financing arrangement, which represents amortization of the deferred financing costs, including the assumed fair value of the warrants issued; 4.9% interest on the $25.0 million drawn in November 2008; and additional interest expense equal to the 2% royalty payable on RECOTHROM net sales. Interest expense related to the Deerfield financing declined for the three months ended March 31, 2010, as compared to the corresponding period in 2009, because in January the term of the outstanding loan was extended by one year to June 2014, and the amortization period for the remaining balance of deferred financing costs was similarly extended.

Liquidity and Capital Resources

As of March 31, 2010, we had cash, cash equivalents and short-term investments of $228.3 million, an increase of $54.1 million from December 31, 2009, primarily due to the receipt of net proceeds from our January 2010 stock offering which totaled $90.8 million. We intend to use these assets to fund our operations and capital expenditures. Our cash reserves have been held in a variety of fixed-income securities, including money market funds, corporate bonds, U.S. government sponsored enterprises and asset-backed securities that were investment grade at the time of purchase. Subsequent to our purchase, some asset-backed securities have been downgraded by the major bond rating agencies. Together with the discretionary investment manager responsible for investing our portfolio, we monitor our investments closely and, based on market conditions and our expected working capital requirements, recorded other-than-temporary impairment losses through March 31, 2010 totaling $2.0 million. We consider all other unrealized losses related to these securities totaling $835,000 to be temporary.

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

Most of these items do not cause material fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Exceptions are non-cash items, changes in deferred revenue and collaboration obligations and RECOTHROM inventory changes. Substantial license or upfront fees may be received when we enter into new licensing or collaborative agreements and be recorded as deferred revenue, which is then recognized as revenue over a future period. For example, we received $200.0 million in upfront and milestone payments from Bristol-Myers Squibb in 2009, of which $100.0 million was recorded as a collaboration obligation reflecting our responsibility to fund the first $100.0 million of research and development costs incurred for the collaboration. The remaining $100.0 million was recorded as deferred revenue. As of March 31, 2010, the remaining collaboration obligation was $66.9 million, which is expected to be paid through early 2011. The deferred revenue is currently expected to be recognized as revenue through mid-2012. The timing of additional collaboration transactions is expected to be irregular and, accordingly, has the potential to create additional future fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

The supply chain for RECOTHROM involves single source suppliers in various countries. These suppliers often require annual minimum production levels, significant lead times and firm purchase commitments to ensure that manufacturing capacity is available. We have established safety stocks of inventory at each stage in the RECOTHROM manufacturing supply chain in an effort to ensure that sufficient product is available to meet anticipated demand. The purchase of inventory under these arrangements has resulted in a significant use of cash. Our current levels of inventory are higher than necessary to support our current volume of sales; however, work in process and finished goods inventories have shelf lives of five and three years, respectively. We perform periodic reviews of inventory levels, including reviews of the product expiration dates and forecasted sales, and write-down the value of inventory to reflect any anticipated obsolescence. Such write-downs are reflected as a component of cost of product sales. For example, we recorded an obsolete inventory charge of $4.2 million in the fourth quarter of 2008. At March 31, 2010, we have concluded there is no need to recognize any additional inventory obsolescence.

Cash flows from investing activities

Our most significant cash flows in investing activities are for the purchase of short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we do not consider these cash flows to be important to an understanding of our liquidity and capital resources. Purchases of property and equipment were minimal for the three-month periods ended March 31, 2010 and 2009.

Cash flows from financing activities

In January 2010, we sold 16.1 million shares of our common stock in an underwritten public offering and received $90.8 million in net proceeds. We also received $332,000 and $345,000 of proceeds from the exercise of stock options for the three-month periods ended March 31, 2010 and 2009, respectively. The amounts we receive from stock option exercises are dependent upon our stock price and the expiration date of the stock option grants.

We expect to incur substantial additional losses in the coming years as we continue to build the market for RECOTHROM and advance our pipeline candidates, such as PEG-IFN-lambda. It might be some time, if ever, before our RECOTHROM revenues enable us to achieve positive operating cash flow. If at any time our prospects for funding our various initiatives decline, we may decide to look for ways to reduce our ongoing investment. For instance, we might consider discontinuing our funding under existing co-development arrangements, as we did with our atacicept collaboration with Merck Serono in August 2008. Further, we may establish new co-development arrangements for other product candidates to provide additional funding sources, as we did in early 2009 with our PEG-IFN-lambda collaboration with Bristol-Myers Squibb. Also, we may out-license products, product candidates or certain rights related to products or product candidates that we might otherwise choose to develop and commercialize internally, as we did in late 2009 with our IL-21 mAb license agreement with Novo Nordisk. Additionally, we could consider delaying or discontinuing development of product candidates to reduce the level of our related expenditures.

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

Contractual Obligations

At March 31, 2010, we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$90,000	$8,511	$17,925	$19,202	$44,362
Operating leases	28,016	2,655	5,604	6,022	13,735
Collaboration obligation	66,945	66,945	—	—	—
RECOTHROM manufacturing contracts	54,162	7,311	17,451	9,800	19,600

Total	$239,123	$85,422	$40,980	$35,024	$77,697

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any material off-balance sheet arrangements (as defined by Item 303(a)(4)(ii) of Regulation S-K).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Until recently, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, corporate commercial paper and money market funds.

In 2008, 2009 and continuing into 2010, due to deteriorating conditions in the debt markets, our exposure to market risk increased and impacted our investment portfolio. Overall liquidity for many debt issues has declined substantially, meaning that we may realize losses if we are required to liquidate securities upon short notice. Additionally, with respect to asset backed securities, overall economic conditions have generated concerns about the value of underlying assets held as collateral, and highlighted risks associated with insurance policies used to enhance the credit of the related debt issues. To date, we have not experienced material defaults on any of our asset backed securities, but we have seen the time for expected repayment increase significantly. In 2009, we revised our investment guidelines to exclude future purchases of asset-backed securities; however, we continue to hold several of these securities that were purchased prior to the revision of our guidelines. We continue to monitor these investments closely and, based on market conditions, recorded other-than-temporary impairment losses totaling $2.0 million through 2009. No other-than-temporary impairment loss has been recorded in 2010.

We have no material foreign currency exposure, nor do we hold derivative financial instruments.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that as of such date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2009, King Pharmaceuticals, Inc. and affiliated entities filed suit against us in the United States District Court for the Eastern District of Tennessee. King alleges that we have engaged in unfair competition, false advertising, trademark infringement, and related claims under federal law and Tennessee state law. King seeks various forms of relief, including damages and injunctive relief precluding us from making certain representations regarding King’s products and our RECOTHROM product. King also filed motions with the District Court seeking temporary restraining orders and preliminary injunctive relief. In December 2009, the judge denied King’s motions for preliminary injunction, but the lawsuit continues and is not likely to be resolved for some time. We dispute the allegations of wrongdoing in King’s complaint and will vigorously defend ourselves in this matter. Trial in the case is currently projected to take place in the fourth quarter of 2011.

Item 1A.	Risk Factors

You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent Quarterly Reports, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As of March 31, 2010, we had an accumulated deficit of $807.6 million. We expect to continue to incur significant losses over the next several years, and we may never become profitable. Although we began generating RECOTHROM sales revenue in 2008, it will be a number of years before we generate revenues from sales of other product candidates, if ever. Our revenues from the sales of RECOTHROM and existing collaborative and licensing arrangements are currently insufficient to fund our operating expenses, and we may never generate revenues sufficient to fund these expenses. In addition, we will continue to incur substantial expenses relating to our product development and commercialization efforts. The development and commercialization of our product candidates will require significant further research, development, testing, regulatory approvals and sales and marketing activities. We will continue to incur substantial operating losses for at least the near term as we continue to support the commercialization of RECOTHROM and as a result of our development activities for the product candidates in our development pipeline. These losses have had and will have an adverse effect on our shareholders’ equity (deficit) and working capital. Even if we become profitable in the future, we may not remain profitable.

If we fail to obtain or generate the capital we need to fund our operations, we will be unable to continue operations.

Our revenues from sales, collaborations and licensing agreements do not currently generate the cash needed to finance our operations, and we do not expect them to do so in the foreseeable future. We anticipate that we will continue to expend substantial funds on the development of our product candidates, and the amount of these expenditures may increase in the future. We expect to seek additional funding through public or private financings, including equity financings, credit facilities, or through other arrangements, including collaborative and licensing arrangements. Poor financial results, including sales of RECOTHROM being less than expected, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements or require us to obtain additional financing sooner than we expect. However, financing may be unavailable when we need it or may be unavailable on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders will be diluted, and these securities may have rights superior to those of our common stock. If we are unable to raise additional funds when we need them, we may be required to delay, scale back or eliminate expenditures for some of our development or commercial programs. We may also be required to grant rights to third parties to develop and commercialize products and product candidates that we would prefer to develop and commercialize ourselves, and such rights may be granted on terms that are not favorable to us. If we were required to grant such rights, the ultimate value of these products or product candidates to us would be reduced. In addition, if our cash and cash equivalents drop below specified levels it may result in the loss of co-promotion rights and U.S. patent rights under our agreement with Bristol-Myers Squibb relating to PEG-IFN-lambda and constitute an event of default under our June 28, 2008 Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P. and Deerfield ZG Corporation, which would result in the principal and accrued and unpaid interest on the loans made under the agreement to become immediately due and payable.

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

Our business is focused on a limited number of product candidates. We have discontinued discovery research activities in oncology and immunology and have retained only those research capabilities necessary to support the continued development of PEG-IFN-lambda, IL-21 and IL-31 mAb. Our focus on a limited number of internal product candidates means that adverse developments with respect to one or more of these candidates could have a more significant adverse impact on our business than if we maintained a broader portfolio of product candidates.

We are subject to extensive and rigorous governmental regulation including the requirement of approval before our products may be lawfully marketed.

Both before and after the approval of our product and product candidates, we, our product, our product candidates, our operations, our facilities, our suppliers, and our contract manufacturers, contract research organizations, and contract testing laboratories are subject to extensive regulation by governmental authorities in the United States and other countries, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We or the FDA, or an institutional review board, may suspend or terminate human clinical trials at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Except for RECOTHROM, none of our product candidates has been approved for sale in the United States. Our product candidates, PEG-IFN-lambda, IL-21, IL-31 mAb, or any subsequent product candidates cannot be lawfully marketed in the United States without FDA approval. Any failure to receive the marketing approvals necessary to commercialize our product candidates could harm our business.

The regulatory review and approval process of governmental authorities, which includes the need to conduct nonclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain, and regulatory standards may change during the development of a particular product candidate. We are not permitted to market our product candidates in the United States or other countries until we have received requisite regulatory approvals. For example, securing FDA approval requires the submission of a new drug approval (NDA) or biologics license approval (BLA) application to the FDA. The approval application must include extensive nonclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each indication. The approval application must also include significant information regarding the chemistry, manufacturing and controls for the product. The FDA review process typically takes many years to complete and approval is never guaranteed. If a product is approved, FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, impose restricted distribution programs, require expedited reporting of certain adverse events, or require costly ongoing requirements for post-marketing clinical studies and surveillance or other risk management measures to monitor the safety or efficacy of the product candidate. Markets outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Also, any regulatory approval of any of our products or product candidates, once obtained, may be withdrawn.

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

FDA has increased its attention to product safety concerns in light of recent high profile safety issues with certain drug products in the United States. Moreover, heightened scrutiny by the U.S. Congress on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs has resulted in proposed agency initiatives and new legislation addressing drug safety issues. If adopted, any new legislation or agency initiatives could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, as well as increased costs to conduct studies and assure compliance with any new post-approval regulatory requirements.

In addition, we, our suppliers, our operations, our facilities, and our contract manufacturers, our contract research organizations, and our contract testing laboratories are required to comply with extensive FDA requirements both before and after approval of our products. For example, we are required to report certain adverse reactions and production problems, if any, to FDA, and to comply with certain requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to current Good Manufacturing Practices (cGMP) regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. In addition, discovery of safety issues may result in changes in labeling or restrictions on a product manufacturer or BLA holder, including removal of the product from the market.

Our ability to differentiate RECOTHROM in the marketplace may be limited if FDA challenges our promotional and marketing materials.

FDA has authority to regulate advertising and promotional labeling for RECOTHROM under the Federal Food, Drug, and Cosmetic Act and implementing regulations. In general, that authority requires advertising and promotional labeling to be truthful and not misleading, and marketed only for the approved indications. FDA routinely provides its interpretations of that authority in informal communications and also in more formal communications such as untitled letters or warning letters, and although such communications are not final agency decisions, companies may decide not to contest the agency’s interpretations so as to avoid disputes with FDA, even if they believe the claims to be truthful, not misleading and otherwise lawful. FDA has generally given close scrutiny to claims making a comparison of the attributes of one product to another. We have made such claims for RECOTHROM as a means of differentiating RECOTHROM from competitive products containing bovine thrombin, and are aware that King Pharmaceuticals, Inc. has repeatedly complained to FDA about those claims. In April 2008, we received an untitled letter from FDA identifying concerns with certain comparative statements contained in a press release relating to antibody formation for RECOTHROM and bovine thrombin. We provided our response to the FDA and received a letter from the FDA confirming that the matter was closed in May 2008. Subsequently, in its response filed in October 2009 to a Citizen Petition we filed with FDA in August 2009 requesting that FDA remove King’s bovine thrombin product from the market in the interest of patient safety, King identified comparative claims from our promotional materials that it believes are false and misleading. We believe our claims, including those challenged by King, are truthful, not misleading, and otherwise lawful, but it is possible that FDA or other regulatory authorities may disagree with our conclusion. If FDA or other regulatory authorities were to challenge our promotional materials or activities, and if we were to elect not to contest such a challenge or were unable to resolve it in a satisfactory manner, our ability to differentiate RECOTHROM in the marketplace could be adversely affected.

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

We are involved in litigation with King Pharmaceuticals, Inc., our primary competitor in the stand-alone thrombin market, and they have been aggressive in defending their leading position in that market. In November 2009, King and affiliated entities filed a lawsuit against us in federal district court in Tennessee, seeking to prevent us from making certain claims relating to Thrombin-JMI and RECOTHROM and from making certain comparative claims regarding King’s products and our RECOTHROM product. King alleges that we have engaged in unfair competition, false advertising, trademark infringement, and related claims under federal law and Tennessee state law. On December 10, 2009, the judge denied King’s motions for a preliminary injunction. However, the lawsuit continues and will likely not be resolved for some time. King is seeking a permanent injunction, as well as monetary damages, and if they ultimately prevail in the litigation our business could be harmed. Further, King’s litigation efforts, even if they are not successful, will require significant management time and attention, potentially diverting focus from direct efforts to secure additional customers for RECOTHROM.

Our patents and patent applications may not result in meaningful protection against competitors, or provide us with any competitive advantage.

We own or control exclusive rights to many issued U.S. and foreign patents and pending patent applications related to the development and commercialization of RECOTHROM and our product candidates. These patents and patent applications cover our protein and antibody compositions, therapeutic uses, methods of making, and other inventions related to our products and product candidates. Our success will depend in part on our ability to obtain and maintain patent protection for our products and product candidates in the United States and other countries.

Although we diligently seek to identify and protect our important discoveries and inventions, we cannot guarantee that any patents, including those covering our products and product candidates, will be sought or will issue from any pending or future patent applications that we own or control. Moreover, our issued patents may not be valid or enforceable. Our rights under any patents may not provide us with adequate protection against competitive products or otherwise cover commercially valuable products, uses or processes. Our patents may not provide us with any competitive advantage. Although we have a number of issued patents, the products or product candidates covered by these patents may not have any value. These issued patents may not provide commercially meaningful protection against competitors, nor may they provide all rights necessary to commercialize our products or product candidates. Patent holders, courts or other governmental or legal entities may conclude that our products, processes or actions in developing, manufacturing or selling RECOTHROM require licenses from third party patent holders. If any licenses are required, we may be unable to obtain any such licenses and we might be prevented from making or selling RECOTHROM. Our failure to obtain a license to any technology that we may require may harm our business. In addition, we may be unable to obtain patent term extensions on patents or data exclusivity covering our products in a manner that would provide commercially meaningful protection against competitors.

Because our patents may not fully protect our product candidates and products, our competitors may be able to commercialize products similar to ours around or hinder commercialization of our products.

Other parties may be able to design around our issued patents or independently develop products having attributes or uses similar or identical to our patented product candidates. Our patents may not provide meaningful protection against such activities and competition. Our patents to compositions and manufacture of RECOTHROM may be unable to prevent other parties from manufacturing or selling recombinant thrombin. Other parties may discover other methods of manufacture or uses for our proteins or antibodies that are different from those described in our patents, and these other methods and uses may be separately patentable. If another party holds a patent on the use of a protein or antibody, then even if we hold the patent covering the composition of matter of the protein or antibody itself, that party might prevent us from promoting and selling any product directed to such use.

Our patents may be unenforceable against infringers.

Although our patents may be infringed, it may be difficult or impossible for us to police third party activities and detect or act on such infringement, or we may be challenged by a third party in court in an action to declare our patents invalid or otherwise unenforceable. Patent litigation is very expensive and time-consuming and is a distraction to management and personnel who are needed to supply evidence and support to litigation efforts. Enforcing our patents against third parties may require significant expenditures regardless of outcome. We may incur substantial expenditures in such patent litigation and the outcome of any lawsuit is uncertain.

Additionally, the outcome of such litigation proceedings may conclude that our patents have not been infringed or that they are invalid, unenforceable or otherwise subject to limitations, which would impair our business. For example, competitors and licensees, may be able to commercialize our products and product candidates without paying licensing fees or royalties to us, which would diminish the value of our intellectual property and impair our business.

Moreover, our patents may be subject to administrative proceedings in patent office’s including re-examination proceedings or interference proceedings in the U.S. Patent and Trademark Office, or opposition proceedings in patent authorities outside of the United States. The outcome of any such proceeding is uncertain and may determine that our patents are invalid, limited in scope, not infringed, or unenforceable, which would impair our business. Participating in such proceedings requires significant expenditures and would divert the attention of our management and key personnel from other business concerns, which may also impair our business.

Protecting the intellectual property covering our products and product candidates is difficult and costly, and the law surrounding protection of our products and product candidates is in flux.

Patent protection for protein-based therapeutic products is highly uncertain and involves complex legal and factual questions. Thus we cannot predict with certainty the scope or strength of claims that will be allowed in our patents, or whether our patents will be enforceable if challenged in court. In recent years, significant changes in patent law have impacted the scope and enforceability of protein and biotechnology patents. Court decisions have made it more difficult to obtain patents, by making it more difficult to satisfy the requirements of patentability, and have decreased the ability of a patent owner to enjoin infringers, and have increased the likelihood of an infringer to challenge the validity of a patent. Taken together, these decisions make it more difficult and costly for us to obtain, license and enforce our patents.

There also have been, and continue to be, legislative policy discussions concerning the scope of patent protection awarded to biotechnology inventions which may lead to changes in laws resulting in narrower patent protection, or narrower claim interpretation, or additional ways to challenge patents covering our proteins, antibodies, therapeutic uses, methods of making, and other inventions related to our products and product candidates. Patent protection relating to biotechnology products is also subject to a great deal of uncertainty outside the United States, and patent laws are evolving and undergoing revision in many countries. Changes in, or different interpretations of, patent laws worldwide may result in our inability to obtain or enforce patents, and may allow others to use our discoveries to develop and commercialize competitive products, which would impair our business.

We may be subject to patent infringement claims, which would result in substantial costs and liability and prevent us from commercializing our products and product candidates.

We may be subject to lawsuits in the future by third parties patent holders who claim that our products or product candidates, therapeutic uses, methods of making or processes related thereto infringe their patents. Furthermore, we may not be aware of any or all U.S. and foreign patents that pose a risk of infringement by our products or product candidates.

Any patent infringement or other legal claims that might be brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial monetary damages to a patent holder. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing ,using or selling products or product candidates unless that patent holder grants us rights to use its intellectual property. We may be unable to obtain these rights on acceptable business terms, if at all. Even if we are able to obtain rights to such intellectual property, these rights may be non-exclusive, which would allow our competitors to obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations, which would harm our business.

We may be unable to protect our trade secrets, which would enable others to compete more effectively with us.

We may not be able to meaningfully protect our trade secrets. We rely on trade secrets and confidentiality agreements to protect our proprietary technology and confidential information. We have not sought patent protection for such technology and information. Other parties may independently develop equivalent technologies or information. While we have entered confidentiality agreements and material transfer agreements with our corporate partners, consultants and employees, we may not be able to prevent their disclosure of our proprietary technology or information, and legal recourse may not be enough to protect against the damaging effects of such disclosure to our business.

One of our limited number of internal product candidates, IL-31mAb, relates to therapeutic antibodies where we have limited experience and where we may be unsuccessful developing or commercializing a product.

One of our internal product candidates, IL-31 mAb, involves therapeutic antibody technology, an area where we have limited experience and we may be unsuccessful in our efforts to develop and commercialize this product candidate. Moreover, we may be unsuccessful in obtaining adequate, if any, patent coverage for our IL-31mAb product candidate. In addition, third parties may own key technology or dominating patents that may prevent us from developing, manufacturing or commercializing our IL-31mAb product candidate.

For example, we are aware of broad patents owned by others relating to the discovery, development, manufacture, use and sale of recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, and recombinant human single chain antibodies and other technologies. Our IL-31 mAb product candidate may use or include such technologies. While we are investigating and contemplating entering into agreements with certain third parties in order to gain access to their technology, we have no assurance that a license to a particular technology will be available and such third parties may not be willing to grant licenses to the technology. We may be unable to obtain necessary rights to key technologies needed for the discovery, development, production or commercialization of therapeutic antibodies through licensing agreements on terms attractive to us, if at all. If we are unsuccessful in our efforts to obtain needed licenses, our ability to develop and commercialize our IL-31 mAb product candidate could be limited. Any patent infringement or other legal claims that might be brought against us may cause us to incur significant expenses, enjoin our development or commercialization of our IL-31 mAb product candidate, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages.

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

Bayer HealthCare’s active participation in the promotion of RECOTHROM in the United States ended as of December 31, 2009, and we are now solely responsible for all sales and marketing activities for RECOTHROM in the United States. Our commercial organization was formed only within the past few years, and we are still developing capabilities in some key areas. In order to compensate for the loss of the Bayer HealthCare promotional effort, we have hired additional personnel, and our ability to rapidly integrate the new personnel into our existing organization is uncertain. Accordingly, while we expect to be able to manage the transition effectively, it is possible that it could take some time before we have a fully effective and optimal sales organization in place, and it is possible that some customer relationships for which Bayer HealthCare was primarily responsible could be negatively impacted.

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

RECOTHROM has not been approved for sale outside of the United States and Canada and, although we intend to seek new licensing arrangements with one or more third parties for such territories, our ability to do so on a timely basis on favorable terms is uncertain, and we would be dependent on any such licensee to seek approval for and market and promote RECOTHROM outside the United States and Canada.

In the United States, RECOTHROM was approved for marketing on the basis of clinical studies showing non-inferiority to bovine plasma-derived thrombin. The only other country where RECOTHROM has been approved is Canada. In December 2009, our then licensee outside the United States, Bayer Schering Pharma, withdrew the Marketing Authorization Application for RECOTHROM in Europe, due to concerns raised by European regulatory authorities regarding the extent to which the application met the standards described in their guidance applicable to approval of fibrin sealant products. The European Medicines Agency will require at least one additional clinical trial using a comparator other than bovine thrombin in order to support the approval of RECOTHROM, because bovine plasma-derived thrombin is not currently on the market in Europe. In addition, other foreign regulatory authorities may not be satisfied with the safety and efficacy data submitted in support of the foreign applications, which could result in either non-approval or a requirement of additional clinical trials or further analysis of existing data. Furthermore, as an element of the foreign approval process, the applicable regulatory authority must be satisfied with the processes and facilities for all stages of the manufacture, packaging and distribution of RECOTHROM, which may include physical inspections of many or all relevant facilities. Any conclusion that there are shortcomings in the processes, facilities, quality control or oversight of contract manufacturers, or other quality assurance procedures related to manufacture, packaging and distribution of the drug could result in a significant delay in or failure to receive foreign approval.

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

We will seek to establish licensing arrangements with one or more third parties to pursue development and approval of RECOTHROM outside the United States and Canada, but our ability to do so on a timely basis on favorable terms is uncertain, if at all. Even if we are able to identify interested third parties and enter into one or more license arrangements, the ability of any licensee to obtain approval for RECOTHROM in these territories and to successfully commercialize the product, as well as the timing for these activities, is uncertain.

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

As of March 31, 2010, we had $228.3 million in cash and cash equivalents, and investments in marketable securities. Until required for use in our business, we invest our excess cash in bank deposits, money market funds, high-grade corporate notes, asset-backed securities and U.S. government instruments. As of March 31, 2010, we held asset-backed securities with an estimated fair value of $7.3 million, which had an original cost of $10.5 million.

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

Risks Related to Our Industry

Changes in the third-party coverage and reimbursement environment may affect our product sales, results of operations and financial condition.

The market for RECOTHROM and our other product candidates that are subsequently approved for marketing could be adversely affected by changes in reimbursement for the products and/or the procedures in which they are used. Third-party payers and governmental health programs increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. The long-term consequences of the healthcare reforms recently enacted in the United States on pricing, coverage and reimbursement are uncertain, and, despite such reforms, the pricing, coverage and reimbursement environment for RECOTHROM, our product candidates, and medical procedures may change further in the future and become more challenging. Any decrease in third-party coverage or reimbursement for RECOTHROM, our other product candidates that are subsequently approved for marketing and/or the procedures in which they are used could impact our ability to successfully market and sell our such products and may have a material adverse effect on our product sales, royalties based on sales by our licensees, results of operations and financial condition.

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

Novo Nordisk, together with Warburg Pincus Equity Partners, L.P., beneficially owned an aggregate of approximately 37.9% of our outstanding common stock as of March 31, 2010, with Novo Nordisk beneficially owning approximately 26.9% and Warburg beneficially owning approximately 11.0%. Three of the nine current members of our board of directors are representatives or designees of these shareholders pursuant to a shareholders’ agreement, and Novo Nordisk has exercised its right pursuant to that agreement to have another designee nominated for election at our upcoming annual shareholders meeting. Consequently, after our upcoming annual shareholders meeting, it is likely that four of the ten members of our board of directors will be representatives or designees of Warburg and Novo Nordisk. Novo Nordisk, acting independently or together with Warburg, has the ability to significantly influence our management and affairs and matters requiring shareholder approval, including the election of directors and approval of corporate strategy and significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, Novo Nordisk, acting independently or together with Warburg, may be able to cause a change in control, as well as delay or prevent a change in control. They may also discourage a potential acquirer from making a tender offer or otherwise attempting to effect a change in control, even if such a change in control would benefit our other shareholders.

Sales of shares of common stock by our significant shareholders could cause the price of our common stock to decline.

Collectively, Novo Nordisk and Warburg Pincus Equity Partners, L.P. beneficially owned 37.9% of our outstanding common stock, as of March 31, 2010, and we have previously filed a registration statement covering the resale of the majority of the shares they own. The sale by either shareholder of a substantial number of shares of our common stock or the perception among investors that these sales may occur, could result in the decline of the market price of our common stock.

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

ZYMOGENETICS, INC.

Date: May 4, 2010	By:	/s/ JAMES A. JOHNSON
James A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)