Form 10-Q
period 2010-06-30
ZYMOGENETICS INC
filed 2010-08-03
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Common stock outstanding at July 29, 2010: 85,904,484 shares.

ZYMOGENETICS, INC.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2010

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ZYMOGENETICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$24,007	$141,634
Short-term investments	181,465	32,496
Receivables	10,394	7,672
Inventory	63,125	63,024
Prepaid expenses	3,644	5,043

Total current assets	282,635	249,869

Property and equipment, net	55,380	58,565
Deferred financing costs	4,597	5,172
Long-term investment	977	2,002
Other assets	2,945	3,688

Total assets	$346,534	$319,296

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,297	$14,000
Accrued liabilities	17,824	24,299
Lease obligations	1,131	928
Deferred revenue	43,329	40,484
Collaboration obligation	53,840	60,105

Total current liabilities	125,421	139,816

Lease obligations	66,926	67,563
Debt obligation	25,000	25,000
Deferred revenue	32,058	63,899
Collaboration obligation	—	15,854
Other long-term liabilities	9,995	11,122
Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, no par value, 30,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 150,000 shares authorized, 85,884 and 69,353 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	897,952	801,318
Non-voting common stock, no par value, 30,000 shares authorized, no shares issued and outstanding	—	—
Accumulated deficit	(811,374)	(805,184)
Accumulated other comprehensive income (loss)	556	(92)

Total shareholders’ equity (deficit)	87,134	(3,958)

Total liabilities and shareholders’ equity (deficit)	$346,534	$319,296

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Product sales, net	$11,887	$6,002	$20,893	$10,507
Royalties	183	294	527	615
Collaborations and licenses	25,641	16,276	51,806	36,295

Total revenues	37,711	22,572	73,226	47,417

Costs and expenses
Costs of product sales	2,618	1,363	4,498	2,379
Research and development	23,696	29,137	43,422	53,874
Selling, general and administrative	12,629	16,738	26,620	31,740

Total costs and expenses	38,943	47,238	74,540	87,993

Loss from operations	(1,232)	(24,666)	(1,314)	(40,576)

Other income (expense)
Investment income	165	384	373	890
Interest expense and other, net	(2,685)	(2,695)	(5,249)	(5,420)

Total other income (expense)	(2,520)	(2,311)	(4,876)	(4,530)

Net loss	$(3,752)	$(26,977)	$(6,190)	$(45,106)

Basic and diluted net loss per share	$(0.04)	$(0.39)	$(0.07)	$(0.65)

Weighted-average number of shares used in computing net loss per share	85,774	69,036	84,682	68,953

The accompanying notes are an integral part of these consolidated financial statements.

ZYMOGENETICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(6,190)	$(45,106)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	3,081	3,631
Amortization of debt issuance costs	575	805
Net gain on disposition of property and equipment	(134)	(23)
Net realized gain on sale of long-term investments	(608)	—
Stock-based compensation	4,739	7,532
Net realized loss on sale of short-term investments	583	—
Impairment loss on short-term investments	258	—
Net amortization of premium on short-term investments	638	13
Changes in operating assets and liabilities
Receivables	(2,722)	(19,076)
Inventory	(101)	(15,441)
Prepaid expenses	1,399	(2,754)
Other assets	743	1,052
Accounts payable	(4,703)	(2,717)
Accrued liabilities	(6,475)	4,437
Lease obligations	(1,447)	(178)
Deferred revenue	(28,996)	6,899
Collaboration obligation	(22,119)	90,806
Other long-term liabilities	(114)	(429)

Net cash (used in) provided by operating activities	(61,593)	29,451

Investing activities
Purchases of property and equipment	(196)	(955)
Purchases of short-term investments	(195,839)	—
Proceeds from sale of property and equipment	134	5
Proceeds from sale and maturity of short-term investments	46,587	14,104
Proceeds from sale of long-term investment	1,085	—
Other investing activities	300	—

Net cash (used in) provided by investing activities	(147,929)	13,154

Financing activities
Net proceeds from equity financing	90,757	—
Proceeds from exercise of stock options	1,138	424

Net cash provided by financing activities	91,895	424

Net (decrease) increase in cash and cash equivalents	(117,626)	43,029
Cash and cash equivalents at beginning of period	141,634	50,088

Cash and cash equivalents at end of period	$24,007	$93,117

Supplemental disclosures
Cash paid for interest	$3,948	$3,875

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

2. Loss per share

Basic and diluted net loss per share have been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. The Company has excluded certain options to purchase common stock, restricted stock units and warrants to purchase common stock, as such potential shares are antidilutive. The following table presents the securities not included in the net loss per share calculations for the three and six-month periods ended June 30 (in thousands):

	2010	2009
Options to purchase common stock	12,590	15,421
Restricted stock units	104	373
Warrants to purchase common stock	1,500	1,500

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Available-for-sale securities

Short-term investments

Short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 30, 2010
Type of security:
Corporate debt securities	$162,666	234	(105)	$162,795
Asset-backed securities	4,657	5	(35)	4,627
U.S. government sponsored enterprises	14,039	7	(3)	14,043

	$181,362	$246	$(143)	$181,465

Contractual maturity date:
Less than one year	$114,081			$114,081
Due in 1-5 years	63,468			63,605
Due in 5-10 years	—			—
Due in 10 years or more	3,813			3,779

	$181,362			$181,465

December 31, 2009
Type of security:
Commercial paper and money market	$11,870	$8	$(1)	$11,877
Corporate debt securities	13,198	—	(73)	13,125
Asset-backed securities	8,522	20	(1,048)	7,494

	$33,590	$28	$(1,122)	$32,496

Contractual maturity date:
Less than one year	$11,870			$11,877
Due in 1-5 years	14,433			14,379
Due in 5-10 years	—			—
Due in 10 years or more	7,287			6,240

	$33,590			$32,496

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

The Company concluded that an additional credit loss of $257,000 existed within its debt securities portfolio and recorded this loss as an other-than-temporary impairment in the three and six-month period ended June 30, 2010.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At June 30, 2010, the aggregate estimated fair value of the investments with unrealized losses was as follows (in thousands):

	Fair Value	Unrealized Loss
Corporate debt securities	$42,598	$(105)
Asset-backed securities	1,013	(35)
U.S. government sponsored enterprises	4,005	(3)

	$47,616	$(143)

The contractual maturities on unrealized loss positions for which other-than-temporary impairments have not been recognized at June 30, 2010, are summarized as follows (in thousands):

	Fair Value	Unrealized Loss
Less than one year	$32,625	$(45)
Greater than one year	14,991	(98)

	$47,616	$(143)

Long-term investment

Long-term investment consists of common shares of BioMimetic Therapeutics, Inc. (BMTI), a company that licensed certain technologies from the Company and made certain payments in shares of common stock. These shares are publicly traded and are adjusted to fair value, with the unrealized gain reported as Accumulated Other Comprehensive Income (Loss) in shareholders’ equity (deficit). During April 2010, the Company sold 80,000 shares at prices ranging from $13.50 to $13.65 per share for a total of $1.1 million and realized a gain from the sale of $608,000. As of June 30, 2010, the unrealized gain on the remaining investment was $453,000.

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

	Level 1	Level 2	Level 3	Total
June 30, 2010
Cash equivalents:
Money market funds	$6,710	$—	$—	$6,710
Corporate debt securities	—	10,795	—	10,795

	$6,710	$10,795	$—	$17,505

Short-term investments:
Corporate debt securities	$—	$162,795	$—	$162,795
Asset-backed securities	—	4,627	—	4,627
U.S. government sponsored enterprises	—	14,043	—	14,043

	$—	$181,465	$—	$181,465

Long-term investment:
BMTI common stock	$977	$—	$—	$977

	Level 1	Level 2	Level 3	Total
December 31, 2009
Cash equivalents:
Money market funds	$117,980	$—	$—	$117,980

Short-term investments:
Commercial paper and money market	$11,877	$—	$—	$11,877
Corporate debt securities	—	13,125	—	13,125
Asset-backed securities	—	7,494	—	7,494

	$11,877	$20,619	$—	$32,496

Long-term investment:
BMTI common stock	$2,002	$—	$—	$2,002

Cash Equivalents — The Company’s cash equivalents consist of corporate commercial paper and money market funds with original maturities of less than ninety days. The valuation is based on observable market transactions for the exact instrument, quoted prices for similar assets in active markets or models where all significant inputs are observable or can be derived from or corroborated by observable market data. The Company conducts reviews at the end of each quarter to assess liquidity and fair value.

Short-term investments — The Company’s short-term investments consist of various fixed income securities with maturities of greater than ninety days and include securities issued by U.S. government sponsored enterprises, corporate debt securities and asset-backed securities. This portfolio of investments is valued utilizing observable market transactions for the exact instrument; quoted prices for similar assets in active markets; or models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company utilizes a pricing service to obtain fair value for its investment portfolio. Fair value for certain securities is based on proprietary models, and inputs are documented in accordance with the fair value hierarchy. The Company conducts reviews at quarter end to assess liquidity and to determine fair value pricing. The Company did not hold any securities categorized as Level 3 as of June 30, 2010, or December 31, 2009.

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

	June 30, 2010	December 31, 2009
Raw materials	$2,677	$2,256
Work in process	59,170	58,327
Finished goods	1,278	2,441

Total	$63,125	$63,024

5. Debt financing

In June 2008, the Company entered into a financing arrangement with Deerfield Management (Deerfield). In November 2008, the Company borrowed $25.0 million under the Deerfield financing arrangement and issued 1.5 million warrants to Deerfield with a conversion price of $10.35 per share. No subsequent borrowings were made under the arrangement before the February 10, 2010 borrowing deadline.

Interest accrues on the outstanding balance at a rate of 4.9% per annum, compounded quarterly, and will be due, along with outstanding principal, in June 2014. Accrued interest was $2.1 million as of June 30, 2010 and $1.5 million as of December 31, 2009 and is included in other long-term liabilities. Deerfield is entitled to a royalty equal to 2% of RECOTHROM net sales in the U.S. up to a maximum of $18.8 million over the term of the loan. For the three and six-month periods ended June 30, 2010, royalty expense which is included in interest expense was approximately $238,000 and $412,000, respectively. Royalty expense for the three and six-month periods ended June 30, 2009 was approximately $111,000 and $208,000, respectively. Royalties are payable quarterly. The Company can repay borrowed amounts in whole or in part at any time, without penalty, and all associated interest and royalty obligations cease.

Deferred financing costs totaling $7.4 million, which include the value of the warrants issued in 2008, are being amortized to interest expense through June 2014. For the three and six-month periods ended June 30, 2010 approximately $287,000 and $575,000 respectively, of amortization is included in interest expense. Deferred financing costs amortized to interest expense for the three and six-month periods ended June 30, 2009 was approximately $369,000 and $805,000, respectively.

6. Stock Offering

On January 12, 2010, The Company sold 16.1 million shares of common stock in an underwritten public offering at $6.00 per share. Net proceeds from the sale, after deducting underwriter discounts and other issuance costs, were $90.8 million.

7. Bristol-Myers Squibb collaboration and license agreement

In January 2009, the Company entered into a co-development/co-promotion and license agreement with Bristol-Myers Squibb Company (BMS) for the type III interferon family, of which PEG-IFN-lambda is the designated development candidate. The Company is required to fund the first $100.0 million of joint development costs (the Collaboration Obligation) and additional development costs will be funded 80.0% by BMS and 20.0% by the Company. The Company’s substantive obligations under this agreement are expected to be satisfied through 2012.

For the three and six-month periods ended June 30, 2010, the Company recorded collaboration and license revenue of $15.7 million and $29.0 million, respectively, and for the comparable periods in 2009 recorded collaboration and license revenue of $7.6 million and $16.5 million, respectively. As of June 30, 2010, the remaining balance of the Collaboration Obligation was $53.9 million and deferred revenue was $75.4 million.

8. Stock compensation

The following table summarizes stock-based compensation expense by expense classification and type of award for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Research and development expense
Stock options	$976	$1,896	$2,000	$4,036
Restricted stock units	166	238	329	543

	1,142	2,134	2,329	4,579

Selling, general and administrative expense
Stock options	1,174	1,295	2,248	2,795
Restricted stock units	75	75	162	158

	1,249	1,370	2,410	2,953

Total	$2,391	$3,504	$4,739	$7,532

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

The changes in liabilities related to these restructuring plans for the periods presented are as follows: (in thousands)

	Severance	Lease	Total
Balance, January 1, 2010	$5,331	$1,000	$6,331
Severance payments	(3,171)	—	(3,171)
Lease payment	—	(54)	(54)

Balance, June 30, 2010	$2,160	$946	$3,106

10. Comprehensive loss

For the three and six months ended June 30, 2010, total comprehensive loss was $3.6 million and $5.6 million, respectively. For the three and six months ended June 30, 2009, total comprehensive loss was $26.4 million and $45.7 million, respectively. Comprehensive loss is composed of net loss and unrealized gains and losses on short-term and long-term investments. The net change in accumulated other comprehensive gain for the six months ended June 30, 2010 was an increase of $105,000, reflecting a $858,000 decrease in net unrealized losses on short-term investments and a decrease of $753,000 in unrealized gain on long-term investments.

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Related party transactions

Novo Nordisk A/S (Novo Nordisk) owned approximately 27% and 30% of the Company’s outstanding common stock at June 30, 2010 and 2009, respectively. The following table summarizes collaboration and license revenues earned from Novo Nordisk for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Option and license agreement
IL-20	$4	$4	$8	$3,508
IL-21	9,789	4	22,540	8

Total	$9,793	$8	$22,548	$3,516

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

IL-21

In December 2009, the agreement relating to embodiments of IL-21 other than the IL-21 protein was amended to provide worldwide development and commercialization rights to Novo Nordisk. Under the terms of the revised agreement, Novo Nordisk paid an initial milestone payment of $24.0 million. In addition, the Company was obligated to perform certain transition activities. Because of the substantive transition activities for which the Company was responsible, the Company recognized the initial $24.0 million milestone payment over the estimated performance period on a proportional performance basis through June 2010. The Company recorded collaboration and license revenue of $8.0 million and $20.0 million for the three and six-month periods ended June 30, 2010, respectively. In addition, the Company earned $285,000 and $1.0 million for transition activities performed during the three and six-month periods ended June 30, 2010, respectively, which are included in collaboration and license revenue. As of June 30, 2010, the Company has no remaining material performance obligations under the agreement.

In June 2010, Novo Nordisk submitted a clinical trial application for IL-21 mAb in Europe that entitles the Company to receive a milestone payment of $1.5 million. The Company recorded the milestone as revenue in June 2010 since there are no continuing performance obligations associated with the milestone.

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

ZYMOGENETICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In March 2010, the FASB issued guidance related to the Milestone Method of Revenue Recognition, which recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in a research or development transaction. The guidance is effective for the Company on January 1, 2011, with early adoption permitted. The Company is currently assessing the potential impact, if any, this guidance may have on its results of operations, cash flows or financial condition.

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

•	product sales of RECOTHROM, net of all related discounts and allowances;

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

Results of Operations

Revenues

Product sales. Sales of RECOTHROM are recognized as revenue when the product is shipped and title and risk of loss have passed. Product sales are recorded net of provisions for estimated discounts, rebates, chargebacks and returns. We recognized net product sales revenue of $11.9 million and $20.9 million for the three and six-month periods ended June 30, 2010 as compared to $6.0 million and $10.5 million for the corresponding periods in 2009. The increase is due to additional hospitals converting usage from bovine thrombin to RECOTHROM and existing customers increasing their purchase of RECOTHROM, resulting in overall market share increases. In May 2010, we amended an agreement with one of the large Group Purchasing Organizations (GPOs) which provides us greater access to member hospitals and support in converting those hospitals to RECOTHROM. In conjunction with the amendment, we offered a temporary incentive program whereby the member hospitals could purchase a limited quantity of short-dated RECOTHROM at an additional discount with no right of return. A similar offer was extended to other hospitals purchasing RECOTHROM for the first time. In June 2010, we recorded $0.7 million in net sales associated with this incentive program.

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

Novo Nordisk

In December 2009, we amended our license agreement with Novo Nordisk related to IL-21antagonists, whereby we added certain intellectual property, expanded their commercial rights to include North America and provided exclusive rights to our IL-21 mAb product candidate. In exchange, Novo Nordisk paid us a $24.0 million upfront payment in December 2009 and will pay future milestone payments and royalties. We are obligated to perform certain transition activities, which were substantively completed as of June 30, 2010, and Novo Nordisk will reimburse us for our costs of completing these activities. We recognized the $24.0 million milestone payment as revenue over the estimated performance period on a proportional performance basis.

In June 2010, Novo Nordisk submitted a clinical trial application for IL-21 mAb in Europe which entitles us to receive a milestone payment of $1.5 million. We recorded the milestone as revenue in June 2010 since there are no continuing performance obligations associated with the milestone.

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

Collaboration and license revenues totaled $25.6 million and $51.8 million for the three and six-month periods ended June 30, 2010, reflecting increases of $9.4 million and $15.5 million as compared to the corresponding periods in 2009. The increases resulted primarily from the following two factors.

•

We recognized incremental collaboration and license revenue of $8.2 million and $12.5 million for the three and six-month periods ended June 30, 2010, respectively, related to the Bristol-Myers Squibb agreement for PEG-Interferon lambda.

•	We recognized revenue of $9.8 million and $22.5 million for the three and six-month periods ended June 30, 2010, respectively, related to the Novo Nordisk IL-21 agreement signed in December 2009.

These increases were partially offset by the following decreases.

•

Recognition of deferred license and milestone revenues related to our Merck Serono agreements decreased by $5.0 million and $9.9 million for the three and six-month periods ended June 30, 2010, respectively because all deferred revenues were fully amortized upon termination of the strategic alliance agreement in October 2009.

•	Milestone revenue of $3.5 million related to the Novo Nordisk license agreement for IL-20 was earned in the three-month period ended March 31, 2009, but no corresponding amounts were earned in 2010.

•

Bayer license revenue decreased by $3.7 million and $6.3 million for the three and six-month periods ended June 30, 2010, respectively because the related deferred revenues were fully amortized as of December 31, 2009 upon amendment of the agreements as described above.

Changes in deferred collaboration and license revenue were as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$87,393	$104,383
Cash received or receivable	—	—
Revenue recognized	(12,006)	(28,996)

Ending balance	$75,387	$75,387

As of June 30, 2010, the deferred revenue balance consisted of $75.4 million related to the Bristol-Myers Squibb agreement. As of June 30, 2010, the remaining collaboration obligation related to funding the first $100.0 million of development costs under the Bristol-Myers Squibb collaboration was $53.8 million.

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

Cost of product sales as a percentage of net product sales were 22.0% and 22.7% for the three months ended June 30, 2010 and 2009, respectively, and 21.5% and 22.6% for the six months ended June 30, 2010 and 2009, respectively.

Research and development. Research and development expense consists primarily of salaries and benefit expenses, costs of consumables, facility costs, contracted services and stock-based compensation. These amounts have, in the past, been offset by certain cost reimbursements from collaborators. We evaluate cost reimbursements received under our collaboration arrangements based on the underlying nature of the collaboration. Where the collaboration embodies the principles of cost sharing and revenue sharing, cost reimbursements are recorded as reductions to research and development expenses. A breakdown of research and development expenses is shown in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Salaries and benefits	$7,018	$17,537	$15,185	$30,679
Consumables	961	1,514	1,964	3,783
Facility costs	1,614	2,003	3,388	4,129
Contracted services	11,836	5,378	18,460	10,032
Depreciation and amortization	1,125	1,192	2,096	2,432
Stock-based compensation	1,142	2,134	2,329	4,579

Subtotal	23,696	29,758	43,422	55,634
Cost reimbursement from collaborators	—	(621)	—	(1,760)

Net research and development expense	$23,696	$29,137	$43,422	$53,874

Salaries and benefits, stock-based compensation and consumables generally track with changes in our employee base from year to year. In April and December 2009, we reduced our research and development headcount by a total of 172 employees. These staff reductions resulted in our headcount-related costs being reduced by a total of $10.5 million and $15.5 million for the three and six-month periods ended June 30, 2010, respectively as compared to the corresponding periods in 2009. Salaries and benefits for both the three and six-month periods ended June 30, 2009 included approximately $7.0 million in severance related costs.

Contracted services include the cost of items such as contract research, development related contract manufacturing, clinical trials, non-clinical studies and payments to collaborators. These costs primarily relate to clinical development programs and can fluctuate substantially from period-to-period depending on the stage of our various programs. Generally, these external costs increase as a program advances toward commercialization, but there can be periods between major clinical trials or manufacturing campaigns during which costs decline. Our contracted services costs increased by $6.5 million and $8.4 million for the three and six-month periods ended June 30, 2010, respectively as compared to the corresponding periods in 2009 primarily due to the increased costs related to our PEG-Interferon lambda collaboration with Bristol-Myers Squibb. We expect to see continuing increasing trend in these development costs over the remainder of 2010 as we continue to incur substantial Phase 2b clinical trial costs.

Cost reimbursements from collaborators for the three and six-months ended June 30, 2009 included reimbursements from Bayer and Merck Serono. The license and collaboration agreement with Bayer was terminated effective December 2009 and our activities under the collaboration with Merck Serono ended in June 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Clinical development programs:
Autoimmunity and oncology	$710	$906	$1,244	$2,761
Antiviral	11,401	4,073	18,767	7,772
Preclinical and research programs	4,040	3,457	6,351	9,463
RECOTHROM	3,096	3,275	6,051	6,389
Unallocated indirect costs	4,449	17,426	11,009	27,489

Total	$23,696	$29,137	$43,422	$53,874

The major trends in research and development program costs for the periods presented in the table were as follows:

•

Autoimmunity and oncology clinical development program (atacicept and IL-21) costs decreased for the six-month period ended June 30, 2010 as compared to the corresponding period in 2009 primarily due to the transition between Phase 2a and Phase 2b trials for IL-21.

•

Antiviral clinical development program costs increased for both the three and six-month periods ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to an increase in both internal and external costs related to PEG-Interferon lambda Phase 2a and Phase 2b clinical trials.

•

Preclinical and research program costs decreased for the six-month period ended June 30, 2010, as compared to the corresponding period in 2009, primarily due to the discontinuation of certain preclinical and research programs following our corporate restructurings in April and December 2009. For the three-month period ended June 30, 2010, the decreasing trend was offset by a milestone payment on underlying licensed technology related to Novo Nordisk’s clinical trial application for IL-21 mAb in Europe.

•

Unallocated indirect costs decreased for both the three and six-month periods ended June 30, 2010, as compared to the corresponding period in 2009, primarily reflecting the 2009 corporate restructuring.

Selling, general and administrative. Selling, general and administrative expense, which consists primarily of salaries and benefit expenses, professional fees and other corporate costs, decreased 24.6% and 16.1% for the three and six-month periods ended June 30, 2010 as compared to the corresponding periods in 2009. The decrease was primarily due to the reduction in administrative headcount of approximately 30 employees in April 2009, discontinuation of Bayer commission expense, which is now being charged against a liability established in December 2009, and decreases in professional fees. Salaries and benefits for both the three and six-month periods ended June 30, 2009 included approximately $1.0 million in severance related costs.

Stock-based compensation. Stock-based compensation expense decreased by $1.1 million and $2.8 million for the three and six-month periods ended June 30, 2010 as compared to the corresponding periods in 2009. The decreases were primarily due to a lower underlying share price for stock options granted in 2009 and 2010, and the forfeiture of stock options related to the termination of employees in 2009. The following table shows stock-based compensation by expense classification and type of award for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development expense
Stock options	$976	$1,896	$2,000	$4,036
Restricted stock units	166	238	329	543

	1,142	2,134	2,329	4,579
Selling, general and administrative expense
Stock options	1,174	1,295	2,248	2,795
Restricted stock units	75	75	162	158

	1,249	1,370	2,410	2,953

Total	$2,391	$3,504	$4,739	$7,532

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average amount of cash reserves	$215,116	$131,766	$227,645	$114,719
Effective interest rate	0.19%	0.29%	0.27%	0.78%

Investment income before gains and losses	400	384	605	890
Net gain on sales of investments	23	—	26	—
Other-than-temporary impairment loss	(258)	—	(258)	—

Investment income, as reported	$165	$384	$373	$890

We sold two asset-backed securities during the quarter ended June 30, 2010 for a total of $2.0 million and recognized an incremental loss of $493,000, over the amount of other-than-temporary impairment losses previously recognized. In addition, we sold a portion of our investment in BioMimetic Therapeutics, Inc. for $1.1 million and recognized a gain of $608,000.

Interest expense. We have accounted for a sale-leaseback transaction completed in October 2002 as a financing transaction. Under this method of accounting, an amount equal to the net proceeds of the sale is considered a long-term interest-bearing liability. Rent payments under the leases are considered to be payments toward the liability and are allocated to principal and interest. We recorded related interest expense of $1.9 million and $3.8 million for the three and six-month periods ended June 30, respectively in both 2010 and 2009. In addition, we recorded interest expense of $852,000 and $795,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.6 million for both the six-month periods ended June 30, 2010 and 2009, related to the Deerfield financing arrangement, which represents amortization of the deferred financing costs, including the assumed fair value of the warrants issued; 4.9% interest on the $25.0 million drawn in November 2008; and additional interest expense equal to the 2% royalty payable on RECOTHROM net sales. In January 2010, the term of the outstanding loan was extended by one year to June 2014, and the amortization period for the remaining balance of deferred financing costs was similarly extended.

Liquidity and Capital Resources

As of June 30, 2010, we had cash, cash equivalents and short-term investments of $205.5 million, an increase of $31.3 million from December 31, 2009. The increase is attributable to the receipt of net proceeds from our January 2010 stock offering totaling $90.8 million partially offset by cash used to fund our operations, including substantial funding obligations under our type-3 interferon collaboration with Bristol-Myers Squibb. We intend to use these assets to fund our operations and capital expenditures. Our cash reserves have been held in a variety of fixed-income securities, including money market funds, corporate bonds, U.S. government sponsored enterprises and asset-backed securities that were investment grade at the time of purchase. Subsequent to our purchase, some asset-backed securities have been downgraded by the major bond rating agencies. Together with the discretionary investment manager responsible for investing our portfolio, we monitor our investments closely taking into account market conditions and our expected working capital requirements.

We expect to fund our future operations using our existing cash; revenues from RECOTHROM sales; cash generated from existing and newly established collaborations and licenses; and public or private financings, including debt or equity financings. We believe that our existing cash resources will be sufficient to fund our operations at least through 2011 and potentially longer, depending on certain future events, including the sales performance of RECOTHROM, progress in the development activities for PEG-IFN-lambda and development plans for our other product candidates.

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

Most of these items do not cause material fluctuations in the relationship between our net loss and the amount of net cash used in operating activities. Exceptions are non-cash items, changes in deferred revenue and collaboration obligations and RECOTHROM inventory changes. Substantial license or upfront fees may be received when we enter into new licensing or collaborative agreements and be recorded as deferred revenue, which is then recognized as revenue over a future period. For example, we received $200.0 million in upfront and milestone payments from Bristol-Myers Squibb in 2009, of which $100.0 million was recorded as a collaboration obligation reflecting our responsibility to fund the first $100.0 million of research and development costs incurred for the collaboration. The remaining $100.0 million was recorded as deferred revenue. As of June 30, 2010, the remaining collaboration obligation was $53.8 million, which is expected to be paid through early 2011. The deferred revenue is currently expected to be recognized as revenue through mid-2012. The timing of additional collaboration transactions is expected to be irregular and, accordingly, has the potential to create additional future fluctuations in the relationship between our net loss and the amount of cash used in operating activities.

The supply chain for RECOTHROM involves single source suppliers in various countries. These suppliers often require annual minimum production levels, significant lead times and firm purchase commitments to ensure that manufacturing capacity is available. We have established safety stocks of inventory at each stage in the RECOTHROM manufacturing supply chain in an effort to ensure that sufficient product is available to meet anticipated demand. The purchase of inventory under these arrangements has resulted in a significant use of cash. Our current levels of inventory are higher than necessary to support our current volume of sales; however, work in process and finished goods inventories have shelf lives of five and three years, respectively. We perform periodic reviews of inventory levels, including reviews of the product expiration dates and forecasted sales, and write-down the value of inventory to reflect any anticipated obsolescence. Such write-downs are reflected as a component of cost of product sales. For example, we recorded an obsolete inventory charge of $4.2 million in the fourth quarter of 2008 and $500,000 in the quarter ended June 30, 2010.

Cash flows from investing activities

Our most significant cash flows in investing activities are for the purchase of short-term investments and receipts from the sale and maturity of short-term investments. These amounts primarily relate to shifts between cash and cash equivalents and short-term investments. Because we manage our cash usage with respect to our total cash, cash equivalents and short-term investments, we generally do not consider these cash flows to be important to an understanding of our liquidity and capital resources. The Company sold two asset-backed securities during the quarter ended June 30, 2010 for a total of $2.0 million and recognized an incremental loss of $493,000. In addition, we sold a portion of our investment in BioMimetic Therapeutics, Inc. for $1.1 million and recognized a gain of $608,000. Purchases of property and equipment were minimal for the six-month periods ended June 30, 2010 and 2009.

Cash flows from financing activities

In January 2010, we sold 16.1 million shares of our common stock in an underwritten public offering and received $90.8 million in net proceeds. We also received $1.1 million and $400,000 of proceeds from the exercise of stock options for the six-month periods ended June 30, 2010 and 2009, respectively. The amounts we receive from stock option exercises are dependent upon various factors that include our stock price, employee turnover and the expiration dates of stock option grants.

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

We believe our existing cash and cash equivalents and short-term investments provide us with sufficient resources to fund our operations at least through 2011 and potentially longer, depending on certain future events, including the sales performance of RECOTHROM, progress in the development activities for PEG-IFN-lambda and development plans for our other product candidates. We may seek additional funding through new license and/or collaboration transactions or public or private financings, including debt or equity financings. If we are unable to raise additional funds when we need them, we could be required to delay, scale back or eliminate expenditures for some of our development programs, or grant rights to third parties to develop and market product candidates that we would prefer to develop and market internally, with license terms that are not favorable to us.

Contractual Obligations

At June 30, 2010, we were contractually obligated to make payments as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Building lease obligations	$87,908	$8,584	$18,079	$19,367	$41,878
Operating leases	27,358	2,679	5,655	6,076	12,948
Collaboration obligation	53,840	53,840	—	—	—
RECOTHROM manufacturing contracts	54,674	8,105	17,169	9,800	19,600

Total	$223,780	$73,208	$40,903	$35,243	$74,426

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any material off-balance sheet arrangements (as defined by Item 303(a)(4)(ii) of Regulation S-K).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Generally, our exposure to market risk has been primarily limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of interest-bearing instruments, which have included United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, corporate commercial paper and money market funds.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $200,000 in the fair value of our investments as of June 30, 2010.

In 2008, 2009 and continuing into 2010, due to deteriorating conditions in the debt markets, our exposure to market risk increased and impacted our investment portfolio. Overall liquidity for many debt issues declined substantially, meaning that we may realize losses if we are required to liquidate securities upon short notice. Additionally, with respect to asset backed securities, overall economic conditions have generated concerns about the value of underlying assets held as collateral and highlighted risks associated with insurance policies used to enhance the credit of the related debt issues. In 2009, we revised our investment guidelines to exclude future purchases of asset-backed securities. To date, we have not experienced material defaults on any of our asset backed securities, but we have seen the time for expected repayment increase significantly. Since 2008, we have recorded other-than-temporary impairment losses totaling $2.3 million with respect to asset-backed securities. In June 2010, we sold two asset-backed securities for a total of $2.0 million and recognized an incremental loss of $493,000. As of June 30, 2010, we hold three asset-backed securities with a market value of $4.7 million. We continue to monitor our asset-backed securities closely.

We have no material foreign currency exposure, nor do we hold derivative financial instruments.

Item 4.	Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that as of such date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2010, we had an accumulated deficit of $811.4 million. We expect to continue to incur significant losses over the next several years, and we may never become profitable. Although we began generating RECOTHROM sales revenue in 2008, it will be a number of years before we generate revenues from sales of other product candidates, if ever. Our revenues from the sales of RECOTHROM and existing collaborative and licensing arrangements are currently insufficient to fund our operating expenses, and we may never generate revenues sufficient to fund these expenses. In addition, we will continue to incur substantial expenses relating to our product development and commercialization efforts. The development and commercialization of our product candidates will require significant further research, development, testing, regulatory approvals and sales and marketing activities. We will continue to incur substantial operating losses for at least the near term as we continue to support the commercialization of RECOTHROM and as a result of our development activities for the product candidates in our development pipeline. These losses have had and will have an adverse effect on our shareholders’ equity (deficit) and working capital. Even if we become profitable in the future, we may not remain profitable.

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

In addition, we, our suppliers, our operations, our facilities, our contract manufacturers, our contract research organizations, and our contract testing laboratories are required to comply with extensive FDA requirements both before and after approval of our products. For example, we are required to report certain adverse reactions and production problems, if any, to FDA, and to comply with certain requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to current Good Manufacturing Practices (cGMP) regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. In addition, discovery of safety issues may result in changes in labeling or restrictions on a product manufacturer or BLA holder, including removal of the product from the market.

Our ability to differentiate RECOTHROM in the marketplace may be limited if FDA challenges our promotional and marketing materials.

FDA has authority to regulate advertising and promotional labeling for RECOTHROM under the Federal Food, Drug, and Cosmetic Act and implementing regulations. In general, that authority requires advertising and promotional labeling to be truthful and not misleading, and requires that products be marketed only for the approved indications. FDA routinely provides its interpretations of that authority in informal communications and also in more formal communications such as untitled letters or warning letters, and although such communications are not final agency decisions, companies may decide not to contest the agency’s interpretations so as to avoid disputes with FDA, even if they believe the claims to be truthful, not misleading and otherwise lawful. FDA has generally given close scrutiny to claims making a comparison of the attributes of one product to another. We have made such claims for RECOTHROM as a means of differentiating RECOTHROM from competitive products containing bovine thrombin, and are aware that King Pharmaceuticals, Inc. has repeatedly complained to FDA about those claims. In April 2008, we received an untitled letter from FDA identifying concerns with certain comparative statements contained in a press release relating to antibody formation for RECOTHROM and bovine thrombin. We provided our response to the FDA and received a letter from the FDA confirming that the matter was closed in May 2008. Subsequently, in its response filed in October 2009 to a Citizen Petition we filed with FDA in August 2009 requesting that FDA remove King’s bovine thrombin product from the market in the interest of patient safety, King identified comparative claims from our promotional materials that it believes are false and misleading. We believe our claims, including those challenged by King, are truthful, not misleading, and otherwise lawful, but it is possible that FDA or other regulatory authorities may disagree with our conclusion. If FDA or other regulatory authorities were to challenge our promotional materials or activities, and if we were to elect not to contest such a challenge or were unable to resolve it in a satisfactory manner, our ability to differentiate RECOTHROM in the marketplace could be adversely affected.

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

Any patent infringement or other legal claims that might be brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial monetary damages to a patent holder. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing, using or selling products or product candidates unless that patent holder grants us rights to use its intellectual property. We may be unable to obtain these rights on acceptable business terms, if at all. Even if we are able to obtain rights to such intellectual property, these rights may be non-exclusive, which would allow our competitors to obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations, which would harm our business.

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

Effective January 1, 2010, our License and Collaboration Agreement with Bayer Schering Pharma was amended to return to ZymoGenetics all rights to develop and commercialize RECOTHROM in territories other than Canada, where Bayer Schering Pharma will commercialize RECOTHROM and pay royalties to ZymoGenetics. No form of thrombin is currently sold in Canada and, therefore, Bayer Schering Pharma will have to create a new market for RECOTHROM, an endeavor in which it may not be successful.

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

We commonly rely on third parties to conduct laboratory tests, clinical trials and other critical services for us, especially to the extent clinical trials include sites outside the United States. For example, we rely on a contract research organization to manage all sites outside the United States participating in our current Phase 2 clinical trial of PEG-IFN-lambda and will rely on the National Cancer Institute of Canada to conduct a proposed Phase 2b clinical trial of IL-21. If we are unable to obtain these services in the future on acceptable terms, we may be unable to complete our product development efforts in a timely manner. Also, to the extent we will rely on third parties for laboratory tests and clinical trials, we will have limited control over these activities or may be unable to manage them appropriately, or may become too dependent on these parties. These third parties may not complete the tests or trials on our schedule, may not comply with applicable laws or could otherwise fail in their performance. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials, and contractual restrictions may make such a change difficult. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

As of June 30, 2010, we had $205.5 million in cash and cash equivalents, and investments in marketable securities. Until required for use in our business, we invest our excess cash in bank deposits, money market funds, high-grade corporate notes, asset-backed securities and U.S. government instruments. As of June 30, 2010, we held asset-backed securities with an estimated fair value of $4.7 million, which had an original cost of $6.0 million.

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

The market for RECOTHROM and our other product candidates that are subsequently approved for marketing could be adversely affected by changes in reimbursement for the products and/or the procedures in which they are used. Third-party payers and governmental health programs increasingly attempt to limit and/or regulate the reimbursement of medical products and services, including branded prescription drugs. The long-term consequences of the healthcare reforms recently enacted in the United States on pricing, coverage and reimbursement are uncertain, and, despite such reforms, the pricing, coverage and reimbursement environment for RECOTHROM, our product candidates, and medical procedures may change further in the future and become more challenging. Any decrease in third-party coverage or reimbursement for procedures in which RECOTHROM is used or for our other product candidates that are subsequently approved for marketing could impact our ability to successfully market and sell our such products and may have a material adverse effect on our product sales, royalties based on sales by our licensees, results of operations and financial condition.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our projected operating requirements at least through 2011 and potentially longer, depending on certain future events. However, we may need to raise additional capital in the future. Any additional financing we undertake could impose covenants upon us that restrict our operating flexibility and, to the extent such capital is raised through our issuance of additional equity securities, our then existing shareholders may experience dilution or the new securities may have rights senior to those of our common stock. In addition, to the extent outstanding stock options are exercised, there will be further dilution to investors.

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

Novo Nordisk, together with Warburg Pincus Equity Partners, L.P., beneficially owned an aggregate of approximately 37.7% of our outstanding common stock as of June 30, 2010, with Novo Nordisk beneficially owning approximately 26.8% and Warburg beneficially owning approximately 10.9%. Four of the ten current members of our board of directors are representatives or designees of these shareholders pursuant to a shareholders’ agreement. Novo Nordisk, acting independently or together with Warburg, has the ability to significantly influence our management and affairs and matters requiring shareholder approval, including the election of directors and approval of corporate strategy and significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, Novo Nordisk, acting independently or together with Warburg, may be able to cause a change in control, as well as delay or prevent a change in control. They may also discourage a potential acquirer from making a tender offer or otherwise attempting to effect a change in control, even if such a change in control would benefit our other shareholders.

Sales of shares of common stock by our significant shareholders could cause the price of our common stock to decline.

Collectively, Novo Nordisk and Warburg Pincus Equity Partners, L.P. beneficially owned 37.7% of our outstanding common stock, as of June 30, 2010, and we have previously filed a registration statement covering the resale of the majority of the shares they own. The sale by either shareholder of a substantial number of shares of our common stock or the perception among investors that these sales may occur, could result in the decline of the market price of our common stock.

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

ZYMOGENETICS, INC.

Date: August 3, 2010	By:	/S/ JAMES A. JOHNSON
James A. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)