Form 10-K/A
period 2009-12-31
ZYMOGENETICS INC
filed 2010-08-24
CIK 1129425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the Securities and Exchange Commission on March 1, 2010. We are filing this amendment to amend and restate Item 1 of Part I, Item 7A of Part II and Item 11 of Part III in response to comments we received from the staff of the Securities and Exchange Commission.

In addition, we have filed the following exhibits herewith:

•	31.3 Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

•	31.4 Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Except as described above, no other amendments are being made to our Annual Report on Form 10-K filed on March 1, 2010.

ZYMOGENETICS, INC.

AMENDMENT NO. 1 TO

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

Augment™ Bone Graft (formerly GEM-OS1TM)/Augment™ Injectable Bone Graft (formerly GEM-OS2 TM).    Augment Bone Graft/Augment Injectable Bone Graft is a combination of platelet-derived growth factor (PDGF-BB) and a synthetic bone matrix. PDGF-BB is a growth factor that stimulates the growth of a variety of cell types, including bone forming cells. We cloned the gene that codes for platelet-derived growth factor, which we have out-licensed to BioMimetic Therapeutics, Inc. In November 2009, BioMimetic received approval to market Augment Bone Graft as an alternative to the use of autograft in foot and ankle fusion indications in Canada. In addition, BioMimetic completed submission of a modular Product Market Approval (PMA) to the U.S. FDA in February 2010.

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

In December 2009, the parties further amended and restated the license agreement to provide Novo Nordisk worldwide rights to embodiments of IL-21 (other than IL-21 protein), including antibodies to IL-21. Novo Nordisk paid an upfront license fee of $24.0 million and is obligated to make milestone payments based on the achievement of development milestones of up to an aggregate of $157.5 million (none of these milestone payments had been earned or paid as of December 31, 2009) and royalties on sales of any resulting products. Royalties on sales would vary from mid to high single digits based on annual sales volume and the degree of patent protection provided by the licensed intellectual property. In addition, we will have a right to co-promote the IL-21 mAb product in the United States if we contribute to Phase 3 clinical development costs directed achieving regulatory approval in the United States or European Union, in which case royalties on net sales in the United States would vary from high single digits to low double digits. We must make an election to contribute to Phase 3 clinical development costs within 90 days following receipt of data from the Phase 2b studies, in which case we will pay a one-time fee of $10 million and 15% of Phase 3 clinical development costs as they are incurred. Royalty obligations under the agreement continue on a country-by-country basis until the date on which no valid patent claims relating to a product exist or, if the product is not covered by a valid patent claim, 10 years from the date of first sale of the product in that country. Royalty payments may be reduced if Novo Nordisk is required to license additional intellectual property from one or more third parties in order to commercialize a product or, in certain circumstances, if product sales suffer from direct competition; provided that, in the aggregate, the relevant royalty rate may not be reduced by more than one half. The term of the agreement began on December 3, 2009 and will continue for as long as there is an obligation to pay royalties under the agreement. Novo Nordisk may terminate the agreement early for an uncured material breach, material safety concerns or, upon nine months notice, for its convenience.

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

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of the corresponding patent application(s), the availability of patent term extension and supplemental protection certificates and terminal disclaimers. For our commercial product and each of our product candidates, we have filed or expect to file multiple patent applications and expect to obtain multiple patents. These multiple patent applications and patents are filed and obtained over time and are directed to the various aspects of our commercial product and product candidates described in the preceding paragraph. The table below provides estimated expiration dates for our U.S. patents granted or expected to be granted from our first filed patent application covering our commercial product, RECOTHROM, and product candidates in our development pipeline. Each expiration date may be subject to patent term extension, where the length of term extension would not exceed five years under current law and depends on factors such as the amount of time taken by the FDA to review the first marketing approval application of a drug covered by the patent.

Commercial Product/Product Candidate	Estimated Expiration Date for U.S. Patent Arising from First Filed Application
RECOTHROM	December 2012; expected to extend until July 2015 under patent term extension
PEG-IFN-lambda	September 2021
IL-21	March 2020
IL-31 mAb	January 2023

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

PART II

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

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $600,000 in the fair value of our investments as of December 31, 2009.

We have no material foreign currency exposure, nor do we hold derivative financial instruments.

PART III

Item 11.    Executive Compensation

The following is a discussion and analysis of our executive compensation program and describes the compensation earned in 2009 by each of the named executive officers identified in the Summary Compensation Table below.

Compensation Discussion and Analysis

Objectives and Components

The objectives of our executive compensation program are to:

•	attract qualified, experienced executive personnel capable of achieving ZymoGenetics’ business objectives;

•	retain and motivate executives to achieve superior performance;

•	link individual compensation to individual and company performance; and

•	align executives’ financial interests with those of our shareholders.

The components of our executive compensation program are:

•	base salaries;

•	annual incentives in the form of cash bonuses; and

•	long-term incentives in the form of stock option grants.

Total Compensation

Our executive compensation program has been designed to encourage and reward performance that we believe will increase our intrinsic value over the long term. Until the launch of RECOTHROM® recombinant thrombin in early 2008, we had no product sales and our commercial operations were limited. Accordingly, advancement of our product development programs toward approval by the United States Food and Drug Administration (“FDA”) and commercialization had represented the best way to build value for shareholders. With sales of RECOTHROM becoming important to our performance in 2008 and 2009, we have increased the emphasis on commercial accomplishments, such as achieving our sales budget.

We have included three components in our compensation structure, namely base salaries, cash bonuses and stock option grants, to compete with other companies in our industry. We would be unusual were we not to offer all three of these components, Not only are these components important for recruiting executives, they are also important for retaining them.

We have never viewed the total value of the three components as the appropriate amount for benchmarking with other companies. For companies like ours, without an established, profitable commercial business, stock options are highly speculative. Unless we are able to gain approval for additional products and ultimately generate significant sales and potential profits, these stock options are unlikely to have substantial value over the long term. We believe that stock options must be viewed and benchmarked independently from the two cash compensation components. Accordingly, we make no decisions regarding allocation of total compensation between cash and non-cash components; we benchmark each separately and set each at levels we believe will be competitive to our peer group of companies.

Determining Executive Compensation

The compensation committee of the Board of Directors is responsible for implementing our executive pay philosophy, evaluating compensation against the market and our pay philosophy, and approving the material terms of executive compensation arrangements. The compensation committee evaluates the performance of our Chief Executive Officer and determines his compensation based on this evaluation. Douglas E. Williams, Ph.D. has been our Chief Executive Officer since the retirement of Bruce L. A. Carter, Ph.D. in January 2009.

With respect to the other named executive officers, the compensation committee considers our Chief Executive Officer’s input as to performance evaluations and recommended compensation arrangements. The Chief Executive Officer’s recommendations on executive officer compensation are subject to final approval of the compensation committee.

Management and the compensation committee rely on outside advisors to ascertain competitive pay levels, evaluate pay program design, and assess emerging trends in executive and equity compensation. Generally, the compensation committee retains an independent consultant to perform such an assessment every two years. During 2007, the compensation committee engaged Radford Surveys + Consulting (“Radford”), as described below under the heading “Benchmarking.”

Benchmarking

In setting 2009 executive compensation levels, we relied on compensation statistics from various sources, including the 2007 edition of the Radford Global Life Sciences Survey.

In 2007, the compensation committee retained Radford to review our executive compensation program. In completing their 2007 review, Radford reviewed executive compensation data gathered from the most recent proxy statements of 22 U.S.-based biotechnology companies having the following characteristics:

•	Either in late-stage clinical trials or the earlier stages of product launch (i.e., product revenues of less than $200 million);

•	Market capitalization between $500 million and $2 billion; and

•	Between 200 and 800 employees.

The 22 companies in the peer group were:

Alexion Pharmaceuticals Inc.	Exelixis Inc.	Progenics Pharmaceuticals Inc.

Arena Pharmaceuticals Inc.	GTx, Inc.	Regeneron Pharmaceuticals Inc.

Array Biopharma Inc.	Human Genome Sciences Inc.	Savient Pharmaceuticals Inc.

Auxilium Pharmaceuticals Inc.	InterMune Inc.	Theravance Inc.

BioMarin Pharmaceutical Inc.	MannKind Corporation	United Therapeutics Corporation

Cubist Pharmaceuticals, Inc.	Medarex Inc.	ViroPharma Incorporated

CV Therapeutics, Inc.	Myriad Genetics Inc.	Xenoport, Inc.

Onyx Pharmaceuticals Inc.

The compensation committee used the Radford’s findings as a component in establishing executive compensation levels in 2009. At the conclusion of their 2007 review, Radford made three principal recommendations in connection with executive compensation, namely, the target level for annual incentive awards, the target level for long-term incentive awards and the introduction of restricted stock grants as a part of our executive compensation program. The compensation committee adopted the first two recommendations of Radford but not the third.

Base Salaries

We seek to establish base salaries that are competitive with salaries paid by other biotechnology companies of comparable size with similar business objectives. We believe that we compete with these companies for qualified executives.

We base a named executive officer’s salary on:

•	an evaluation of salaries of individuals in similar positions in the biotechnology industry; and

•	an evaluation of the executive’s experience, scope of responsibilities and performance in achieving specific objectives.

We conduct these evaluations sequentially. First, we establish a salary range for each named executive officer having a midpoint approximating the median base salary level for comparable positions within the biotechnology industry and a range from 37.5% below to 37.5% above the midpoint. The midpoint is determined annually using the benchmarking described above under the heading “Benchmarking.” Secondly, we fix each named executive officer’s actual base salary within the range based on his or her experience, scope of responsibilities and performance in achieving specific objectives. Each of these evaluations is performed annually for each named executive officer.

For 2009 salaries, annual base salary reviews for all our named executive officers other than our Chief Executive Officer, Dr. Williams, were conducted in conjunction with our company-wide performance management process. In light of the economic conditions prevailing at the time, the base salaries for executive officers were not increased for 2009 except for Dr. Williams in connection with his promotion to Chief Executive Officer in January 2009.

The base salary for each named executive officer identified in the Summary Compensation Table is subject to a minimum amount pursuant to an employment agreement. These minimum amounts are: for Dr. Williams, $550,000; for Mr. Zaruby $400,000; for Mr. Johnson, $369,200; for Ms. Franklin, $275,000; and for Dr. Ramos, $350,000.

Corporate and Individual Goals

We seek to structure incentive awards to encourage named executive officers to focus on achieving important near-term business objectives, which are comprised of both corporate and individual goals. Named executive officers are eligible for annual incentive awards, paid in the form of a cash bonus, and long-term incentive awards, paid in the form of stock options, based on the accomplishment of corporate goals, individual goals and important unanticipated contributions to our performance for the year. As part of the process of establishing our operating plan for the coming year, executive management identifies the goals most important to building our value and advancing our long-term business objectives. These corporate goals are then submitted to the Board of Directors for approval with regard to corporate strategy, and separately to the compensation committee for approval as the basis for incentive compensation. A named executive officer’s individual goals are supportive of the corporate goals and are developed in an iterative process of discussion between the named executive officer and our Chief Executive Officer.

For 2009, our corporate goals covered the following specific accomplishments and were given the following weights:

•	RECOTHROM (35% weight) – executive plan to achieve sales budget; support Bayer in pursuing ex-U.S. regulatory approvals; and establish long-term surgical portfolio strategy.

•

Business development, alliance management and financial (30% weight) – establish effective structures to facilitate all necessary technology transfer, development and commercial plans and governance requirements for the PEG-interferon lambda collaboration; conduct IL-21 protein partnering process to reach term sheet stage; complete one or more partnership transactions related to preclinical programs; and end the year with more than two years of funding.

•

PEG-interferon lambda (25% weight) – complete Phase 1b study in Hepatitis C virus patients and supporting toxicology work for Phase 2 initiation; and initiate the first Phase 2 study to support registration program.

•	IL-21 (5% weight) – complete Phase 2 renal cell carcinoma study in combination with Nexavar® and complete enrollment of Phase 2 metastatic melanoma single-agent study.

•

Research (5% weight) – conduct toxicology studies for IL-21 mAb and manufacture IL-21 mAb clinical trial material to support Investigational New Drug application submission; and advance three designated molecules to lead development go/no go decision stage.

Our compensation committee determined that we met or partially met all of our corporate goals in 2009. In addition, we made several major accomplishments that were not anticipated at the start of 2009, including successfully concluding a restructuring that eliminated $40 million from our expense base, redefining our strategic focus, renegotiating our relationship with Bayer Schering Pharma A.G., entering into an IL-21 mAb-related transaction with Novo Nordisk A/S and successfully positioning ourselves for an equity offering in the first week of 2010. Taking into consideration these unanticipated accomplishments and the prevailing economic conditions, the compensation committee concluded that our 2009 corporate performance was significantly above expectations and that the level of achievement of our corporate goals was 115%.

Within each named executive officer’s individual goals there is generally a range of difficulty such that there is a reasonable expectation that certain goals will be achieved while other goals will depend on superior or exceptional performance. Our Chief Executive Officer reports to the compensation committee regarding the performance of each named executive officer toward achievement of his or her individual goals. At the same time, the compensation committee assesses the achievement of corporate goals. Based on these evaluations, the compensation committee determines and approves the incentive amounts to be paid to each named executive officer. For 2009, the individual performance goals for our named executive officers covered the following specific accomplishments:

James A. Johnson

Mr. Johnson’s individual goals were:

•	Supporting corporate restructuring efforts through reallocation of workloads, consolidation of space utilization and reductions to information technology overhead;

•	Managing operations to end the year with sufficient cash and cash equivalents to fund our operations for at least two years;

•

Ensuring effective collaboration with Bristol-Myers Squibb, including planning, budgeting, forecasting, time reporting and general management as one of our representatives on the joint steering committee;

•	Developing and implementing a revised strategic and tactical plan for corporate communications;

•	Completing an updated enterprise risk management assessment;

•	Coordinating improvements to our internal financial reporting process; and

•	Controlling actual expenses and capital costs within established budgets.

Mr. Johnson’s level of achievement was determined to be 115%. In determining that Mr. Johnson had exceeded his individual goals the compensation committee considered his success in raising the profile of PEG-interferon lambda within the investment community and the high quality of the financial analyses that informed our strategic business review.

Stephen W. Zaruby

Mr. Zaruby’s individual goals were:

•	Establishing a long-term surgical portfolio strategy;

•	Executing a plan to achieve established sales budget for Recothrom;

•	Managing our relationship with Bayer, including providing support for regulatory filings;

•	Maintaining positive investor interactions relating to Recothrom and other aspects of our business; and

•	Ensuring effective collaboration with Bristol-Myers Squibb, as one of our representatives on the joint steering committee.

Mr. Zaruby’s level of achievement was determined to be 105%. In determining that Mr. Zaruby had exceeded his individual goals the compensation committee considered the measurable improvement in the performance of Recothrom that occurred shortly after Mr. Zaruby assumed responsibility for the brand.

Heather L. Franklin

Ms. Franklin’s individual goals were:

•	Providing leadership during the strategic business review, including supporting the development of the long-term surgical portfolio strategy;

•	Integrating alliance and portfolio management and ensuring an effective interface with all parts of the organization;

•	Conducting an IL-21 partnering process to reach the term sheet stage: and

•

Establishing effective structures to facilitate all necessary technology transfer, development and commercial plans and governance requirements for the PEG-interferon lambda collaboration with Bristol-Myers Squibb.

Ms. Franklin’s level of achievement was determined to be 125%. In determining that Ms. Franklin had exceeded her individual goals the compensation committee considered the importance of the Bristol-Myers Squibb transaction consummated early in the year, the significant strategic and revenue generating transaction relating to IL-21 MAb, the successful restructuring of the Bayer relationship relating to Recothrom and that Ms. Franklin was a strong proponent of the structural and strategic changes we implemented during 2009 and, as such, made a significant contribution to the successful implementation of these changes.

Eleanor L. Ramos

Dr. Ramos’ individual goals were:

•

With regard to PEG-interferon lambda facilitating the completion of the Phase lb study in Hepatitis C virus patients and the timely initiation of the Phase 2 study, and ensuring effective collaboration with Bristol-Myers Squibb, as one of our representatives on the joint steering committee;

•	With regard to IL-21, completing the Phase 2 renal cell carcinoma study and completing enrollment of the Phase 2a metastatic melanoma study; and

•	Maintaining positive investor interactions relating to our clinical development programs.

Dr. Ramos’ level of achievement was determined to be 105%. In determining that Dr. Ramos had exceeded her individual goals the compensation committee considered the timely performance of our clinical organization and the resulting maintenance of credibility with our partners despite significant structural and personnel changes.

Annual Incentives

With regard to Dr. Williams, our Chief Executive Officer in 2009, 100% of his annual incentive award is based on actual company achievement of these corporate performance goals. With regard to each other named executive officer, 60% of his or her annual incentive award is based on actual company achievement of the corporate performance goals and the remaining 40% is based on actual individual achievement of their individual performance goals. This 60/40 (corporate/individual) formula reflects the compensation committee’s view that for annual incentive awards to be made at the target level both the company and the named executive officer must be performing well.

The compensation committee established the following payout ranges for 2009 annual incentive awards based on base salaries in effect as of the end of that year, as adjusted on February 1, 2009:

	Percentage of Base Salary
Name	Target	Maximum
Chief Executive Officer (Dr. Williams)	50%	75%
President (Mr. Zaruby)	50%	75%
Executive Vice President (Mr. Johnson)	40%	55%
Senior Vice President (Ms. Franklin, Dr. Onetto and Dr. Ramos)	35%	50%

In determining the foregoing payout ranges, the compensation committee reviewed data from 22 similarly sized U.S. biotechnology companies (as reported in their proxy statements) and performed the other benchmarking described above under the heading “Benchmarking.” The survey data provided by Radford showed average annual incentive awards as a percentage of base salary as follows: Chief Executive Officer, 61%; President, 36%; Chief Scientific Officer, 49%; Chief Financial Officer, 36%; Chief Medical Officer, 40%; and Top Sales Executive, 47%.

Based on the compensation committee’s assessment of our company performance compared to corporate goals and, other than for our Chief Executive Officer, each named executive officer’s performance compared to individual goals, a percentage of overall target level is determined using the 60/40 formula described above. One hundred percent of the target level for corporate goals is awarded in cases where we met all of our goals and 100% of the target level for individual goals is awarded in cases where the executive has met all of his or her individual goals. Target levels may be exceeded to reward exceptional performance beyond expectations at the corporate or individual level. If goals are not achieved at the corporate or individual level, a percentage below 100% of target is awarded at the relevant level. A named executive officer might not receive any annual incentive award because there is no guaranteed minimum annual incentive award. Notwithstanding the forgoing, the compensation committee retains a general discretion to make an award of more or less than that determined by the 60/40 formula described above to take account of unforeseen or special circumstances.

For 2009, annual incentive awards were paid to the named executive officers in early 2010 based on the percentages of target amount set forth in the table below.

Name	Percentage of Corporate Goals Achieved	Percentage of Individual Goals Achieved	Overall Percentage of Target Amount (1)
Douglas E. Williams, Ph.D.	115%	Not Applicable	115%
Bruce L.A. Carter, Ph.D.(2)	Not Applicable	Not Applicable	Not Applicable
James A. Johnson	115%	115%	115%
Stephen W. Zaruby	115%	105%	111%
Heather L. Franklin	115%	125%	119%
Nicole Onetto, M.D.(3)	Not Applicable	Not Applicable	Not Applicable
Eleanor L. Ramos, M.D.	115%	105%	111%

(1)	In determining the overall percentage of target amount, corporate goals bear a weight of, in the case of Dr. Williams, 100% and, in the case of the other named executive officers, 60%, and individual goals bear a weight of, in the case of Dr. Williams, 0% and, in the case of the other named executive officers, 40%.

(2)	Due to his retirement in January 2009, Dr. Carter was not awarded an annual incentive.

(3)	Due to her resignation in June 2009, Dr. Onetto was not awarded an annual incentive.

The actual amount of annual incentive awards payable to each named executive officer for 2009 are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Long-Term Incentives

Long-term incentive awards, which consist of stock option grants, are a fundamental element in our executive compensation program. We believe that stock options are an effective way to emphasize long-term company performance, and reward named executive officers for the creation of value on the same basis as our shareholders.

A named executive officer typically receives a sizeable stock option grant when he or she joins us or receives a significant promotion. In determining the size of an initial option grant, level of responsibility and competitive factors are considered using the benchmarking described above under the heading “Benchmarking.”

Named executive officers also are eligible for annual stock option grants based on the achievement of the same individual and corporate goals that form the basis for the annual cash incentives. As with annual incentives, the long-term incentive award to our Chief Executive Officer is based entirely on actual company achievement of corporate performance goals. For the other named executive officers, 20% of the long-term incentive award is determined based on actual company achievement of corporate performance goals and the remaining 80% is based on actual achievement of individual performance goals related to his or her area of responsibility. This

20/80 (corporate/individual) formula reflects the compensation committee’s view that individual performance is more significant in determining the size of a long-term incentive award because company performance, reflected through stock performance, is already factored into such an award by its nature. The compensation committee established the following ranges for annual stock option grants for 2009, which are set forth in the Grants of Plan-Based Awards table below:

	Number of Shares Granted
Name	Target	Maximum
Chief Executive Officer (Dr. Williams and Dr. Carter)	150,000	225,000
President (Mr. Zaruby)	100,000	150,000
Executive Vice President (Mr. Johnson)	60,000	80,000
Senior Vice President (Ms. Franklin, Dr. Onetto and Dr. Ramos)	45,000	60,000

In determining the foregoing ranges, the compensation committee reviewed data from 22 similarly sized U.S. biotechnology companies (as reported in proxy statements) as described above under the heading “Benchmarking” and considered the foregoing ranges to be competitive.

A percentage of target level is determined for each named executive officer based on the compensation committee’s assessment of our overall performance and, other than for our Chief Executive Officer, each named executive officer’s individual performance compared to individual goals. One hundred percent of the target level for corporate goals is awarded in cases where we met all goals and 100% of the target level for individual goals is awarded in cases where the executive met all his or her individual goals. Target levels may be exceeded to reward exceptional performance beyond expectations at the corporate or individual level. If goals are not achieved at the corporate or individual level, a percentage below 100% of target is awarded at the relevant level. A named executive officer might not receive any long-term incentive award because there is no guaranteed minimum incentive award. Notwithstanding the forgoing, the compensation committee retains general discretion to make an award of more or less than that determined by the 20/80 formula described above to take account of unforeseen or special circumstances.

Stock option grants to the named executive officers for 2009 were awarded in January 2010 based on the percentages set forth in the table below.

Name	Percentage of Corporate Goals Achieved	Percentage of Individual Goals Achieved	Overall Percentage of Target Amount (1)	Number of Shares Subject to Long-term Incentive Award
Douglas E. Williams, Ph.D. (2)	115%	Not Applicable	115%	250,000
Bruce L.A. Carter, Ph.D. (3)	Not Applicable	Not Applicable	Not Applicable	—
James A. Johnson	115%	115%	115%	69,000
Stephen W. Zaruby.	115%	105%	107%	107,000
Heather L. Franklin	115%	125%	123%	55,350
Nicole Onetto, M.D. (4)	Not Applicable	Not Applicable	Not Applicable	—
Eleanor L. Ramos, M.D.	115%	105%	107%	48,150

(1)	In determining the overall percentage of target amount, corporate goals bear a weight of, in the case of Dr. Williams, 100% and, in the case of all other named executive officers, 20%, and individual goals bear a weight of, in the case of Dr. Williams, 0% and, in the case of all other named executive officers, 80%.

(2)	In the exercise of its discretion, the compensation committee increased Dr. Williams’ long-term incentive award by an additional 77,500 shares above that calculated using the formula.

(3)	Due to his retirement in January 2009, Dr. Carter was not awarded a stock option as a long-term incentive.

(4)	Due to her resignation in June 2009, Dr. Onetto was not awarded a stock option as a long-term incentive.

Annual stock option grants to the named executive officers and all other employees were awarded on the last business day of January. Stock options are granted under our 2001 Stock Incentive Plan (the “2001 Plan”), have an exercise price equal to the closing price of our common stock on the grant date and vest over a period of four years. We do not have a program, plan or practice to time stock option grants to executive officers in coordination with the release of material nonpublic information.

Stock Option Exchange Program

In early 2009, the compensation committee reviewed our use of equity incentives and noted that a large number of outstanding stock options were significantly out-of-the-money and therefore were no longer serving as effective incentive or retention tools, yet were being recorded as compensation expense by us and contributing to our potential employee equity overhang. In August 2009, the compensation committee recommended to the full board, and the board subsequently approved, a stock option exchange program, under which our employees, including executive officers, would be offered the opportunity to exchange eligible out-of-the-money stock options for new options having an exercise price per share equal to the closing price of our common stock on the day immediately following the expiration of the exchange offer. Outstanding stock options with an exercise price greater than $7.90 per share were eligible to participate in the stock option exchange program. Participants in the stock option exchange program received a new stock option to purchase a lesser number of shares for each eligible stock option surrendered in exchange at a lower exercise price than the options surrendered for cancellation. In addition, the new options vest over two or three years depending on whether the surrendered option was fully vested. The exchange ratio at which shares subject to eligible stock options were exchanged for shares subject to new stock options was set to result in the grant of replacement stock options for each grouping of surrendered options that, in the aggregate, had a fair value estimated to be approximately equal to the fair value of the cancelled stock options they replaced as of the date of the stock option exchange offer.

The compensation committee concluded that our executive officers should be eligible to participate in the stock option exchange program to provide them with improved incentives to increase shareholder value, increase the retention value of outstanding options and reduce the total number of potential shares directed toward employee incentive programs—all at virtually no additional compensation expense to the company.

The stock option exchange program was approved by our shareholders on November 10, 2009 and the exercise price of the replacement options was set at $6.35, the closing price of our common stock on December 16, 2009 (the day immediately following the expiration of the stock option exchange offer).

A total of 186 employees participated in the stock option exchange program, including three of our named executive officers. Information regarding the stock options surrendered and new options received by the named executive officers who participated in the stock option exchange program is set forth in the following table:

Name	Number of Shares Subject to Surrendered Options	Exercise Price of Surrendered Options ($)	Number of Shares Subject to New Options	Exercise Price of New Options ($)
Douglas E. Williams, Ph.D.	593,674	10.89 – 19.27	280,066	6.35
Bruce L.A. Carter, Ph.D.	—	—	—	—
James A. Johnson	205,324	14.73 – 21.26	94,983	6.35
Stephen W. Zaruby.	—	—	—	—
Heather L. Franklin	—	—	—	—
Nicole Onetto, M.D.	—	—	—	—
Eleanor L. Ramos, M.D.	50,000	15.11	28,570	6.35

Perquisites

Although we prefer to limit perquisites, Dr. Carter received the use of an automobile, a health club membership and tax advice. These perquisites were negotiated prior to our separation from Novo Nordisk A/S in 2000 and were based on the perquisites Dr. Carter received during his employment by Novo Nordisk. Following his retirement as Chief Executive Officer in January 2009, Dr. Carter is no longer eligible to receive these benefits. Dr. Williams did not receive comparable perquisites upon his promotion to Chief Executive Officer.

Deferred Compensation Plan

Our named executive officers are eligible to participate in our Deferred Compensation Plan for Key Employees, which is intended to allow our executives to defer current income, without being limited by the Internal Revenue Code contribution limitations for 401(k) plans. Under the Deferred Compensation Plan, an executive may irrevocably elect, on an annual basis, to defer up to 50% of his or her salary and up to 100% of his or her bonus paid for services rendered in the relevant year. Each year, an account is established under the Deferred Compensation Plan to reflect the amount deferred by the executive for such year. The executive’s Deferred Compensation Plan accounts are adjusted for notional investment earnings. These earnings are based on the return of the investment tracking funds to which the executive has allocated his or her accounts under the Deferred Compensation Plan. The investment tracking funds are all publicly traded mutual funds available to participants in our 401(k) plan. Executives may change how their accounts are allocated among the tracking funds at any time. No named executive officers participated in the Deferred Compensation Plan in 2009, and the Board of Directors voted to freeze further deferrals under the Deferred Compensation Plan effective September 1, 2009.

Dr. Carter is the only named executive officers identified in the Summary Compensation Table who has participated in the Deferred Compensation Plan. Dr. Carter did not, however, participate in the Deferred Compensation Plan during 2009. Disclosures regarding Dr. Carter’s participation are provided in the Nonqualified Deferred Compensation table below and the narrative explanation that accompanies that table.

Stock Ownership Guidelines

Currently, there is no requirement for a named executive officer to own our stock. The compensation committee has discussed the possibility of introducing stock ownership guidelines for named executive officers in connection with the possible introduction of stock-based compensation vehicles other than stock options. There are, however, currently no plans to introduce stock ownership guidelines or stock-based compensation vehicles other than stock options for named executive officers.

Potential Post-Termination Payments

Based on the data from Radford described above under the heading “Benchmarking,” we believe that the payments described under the heading “Potential Payments Upon Termination or a Change in Control” below are customary in the industry and necessary to attract and retain qualified, experienced executive personnel.

Tax and Accounting

Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of compensation payments in excess of $1 million to each of our Chief Executive Officer and our other named executive officers (other than our Chief Financial Officer). Certain performance-based compensation is not subject to the limitation on deductibility. For awards under our 2001 Plan to continue to be deductible under Section 162(m) as performance-based compensation, shareholders were asked at our 2006 annual meeting of shareholders to approve the material terms of the 2001 Plan. Shareholders approved the material terms of the 2001 Plan and, therefore, long-term awards granted under the 2001 Plan will continue to be designed to qualify for the performance-based exception to the $1 million limitation on deductibility of compensation payments. In 2009, compensation to our Chief Executive Officer and each of our other named executive officers did not exceed $1 million for purposes of Section 162(m), and we expect the same to be true for 2010. We may, however, in the future approve annual compensation that could exceed the $1 million limitation if we believe that it is in the best interests of our shareholders.

Summary Compensation Table for Fiscal Year 2009

The following table provides certain compensation information for the fiscal year ended December 31, 2009 for our Chief Executive Officer, Chief Financial Officer and our three most highly compensated executives other than our Chief Executive Officer and Chief Financial Officer. 2008 and 2007 compensation information is also provided for those executives who were included in the Summary Compensation Table for fiscal years 2008 and 2007.

Name and Principal Position	Year	Salary (1) (2) ($)	Stock Awards (3) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) (6) ($)	All Other Compensation (7) ($)	Total ($)
Douglas E. Williams, Ph.D.*	2009	549,745		443,188	316,250	9,116	1,318,299
Chief Executive Officer	2008 2007	482,050 437,917	1,305	1,821,577 837,706	140,244 209,250	11,745 9,740	2,456,921 1,494,613

Bruce L.A. Carter, Ph.D.*	2009	4,839		—	—	222,718	227,557
Former Chief Executive Officer and Chairman of the Board	2008 2007	636,681 612,551	1,305	789,615 1,301,100	185,231 276,373	43,116 41,225	1,655,948 2,231,249

James A. Johnson	2009	369,200		266,749	169,832	11,098	816,879
Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2008 2007	368,017 338,968	1,305	276,365 634,430	107,511 111,825	17,056 14,804	770,254 1,100,027

Stephen W. Zaruby	2009	398,485		740,703	222,000	242,605	1,603,793
President

Heather L. Franklin	2009	283,021		246,077	125,991	15,260	670,349
Senior Vice President, Business Development

Nicole Onetto, M.D.†	2009	219,319		91,612	—	417,486	728,417
Senior Vice President and Chief Medical Officer	2008 2007	374,483 357,132	1,305	193,456 327,877	95,798 88,623	18,398 15,312	683,440 788,944

Eleanor L. Ramos, M.D.†	2009	335,261		299,298	135,975	12,661	783,195
Senior Vice President and Chief Medical Officer

*	Dr. Carter retired as our Chief Executive Officer in January 2009. Dr. Williams became our Chief Executive Officer effective as of Dr. Carter’s retirement.

†	Dr. Onetto resigned as our Senior Vice President and Chief Medical Officer in May 2009. Dr. Ramos became our Senior Vice President and Chief Medical Officer in June 2009.

(1)	The amounts reported in the Salary column represent the dollar amounts actually earned by each executive in the year indicated, including adjustments for annual pay raises and pay raises in connection with promotions.

(2)	The amounts reported in the Salary column for Dr. Carter include amounts deferred under the Deferred Compensation Plan for Key Employees. Dr. Carter deferred $0 in 2009, $127,336 in 2008 and $122,510 in 2007.

(3)	The amounts reported in the Stock Awards column reflect the grant date fair value related to a grant of 100 unrestricted shares of our common stock to each of our employees, including the named executive officers, to mark the approval of RECOTHROM by the FDA. The grant date fair value for each named executive officer was equal to the product of 100 shares times $13.05 per share, the closing price of our common stock on the grant date of the shares.

(4)	The amounts reported in the Option Awards column reflect the aggregate grant date fair value of option awards, without adjustment for potential forfeiture. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during the relevant fiscal year. For fiscal 2009, these amounts also include the incremental fair value received by each named executive officer that participated in the stock option exchange program that was consummated in December 2009. See Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2009 for the assumptions used in determining the grant date fair value of stock options.

(5)	The amounts reported in the Non-Equity Incentive Plan Compensation column represent the amount of the annual incentive award earned for performance in the year indicated but paid out in the subsequent year. Annual incentive awards are based on the salaries in effect on the award date.

(6)	The amounts reported in the Non-Equity Incentive Plan Compensation column for Dr. Carter include amounts deferred under the Deferred Compensation Plan for Key Employees. Dr. Carter deferred $0 in 2009 (based on 2008 performance), $276,373 in 2008 (based on 2007 performance) and $297,415 in 2007 (based on 2006 performance).

(7)	For Dr. Carter, the amounts shown in the All Other Compensation column for 2009 include $15,035 for continuation of health insurance after his retirement and $206,909 paid in connection with Dr. Carter’s accrued unused vacation balance. For Mr. Zaruby, the amounts shown in the All Other Compensation column include a retention bonus that was grossed up for taxes resulting in a total cost to the company of $107,971 and payments in connection with his relocation totaling $132,874. For Dr. Onetto, the amounts shown in the All Other Compensation column for 2009 include severance payments of $375,975 and $24,155 paid in connection with Dr. Onetto’s accrued unused vacation balance. In addition, the amounts shown in the All Other Compensation column for 2009 include employer contributions to our 401(k) retirement plan of up to $9,800 for each named executive officer (other than Dr. Carter), the reimbursement of home telephone bills and premiums for supplemental term life insurance. Dr. Carter received $0 in employer matching contributions in 2009.

Grants of Plan-Based Awards for Fiscal Year 2009

The following table provides information regarding grants of plan-based awards to the named executive officers identified below under our 2001 Plan and under our annual incentive plan during the fiscal year ended December 31, 2009.

Name	Grant Date		Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)		Estimated Future Payouts under Equity Incentive Plan Awards (2)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (3) ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4) ($)
			Target ($)	Maximum ($)	Target (#)	Maximum (#)
Douglas E. Williams, Ph.D.	01/30/2009 05/15/2009 12/16/2009	(5) (6) (7)					87,000 100,000 280,066	4.25 4.37 6.35	202,188 241,000 —
			275,000	412,500
					150,000	225,000
Bruce L.A. Carter, Ph.D.	Not Applicable
			Not Applicable	Not Applicable
					Not Applicable	Not Applicable
James A. Johnson	01/30/2009 05/15/2009 12/16/2009	(5) (6) (7)					52,560 60,000 94,983	4.25 4.37 6.35	122,149 144,600 —
			147,680	203,060
					60,000	80,000
Stephen W. Zaruby	01/02/2009 05/15/2009 06/10/2009	(8) (6) (6)					300,000 50,000 50,000	3.00 4.37 4.61	489,900 120,500 130,303
			200,000	300,000
					100,000	150,000
Heather L. Franklin	01/30/2009 05/15/2009	(5) (6)					59,220 45,000	4.25 4.37	137,627 108,450
			96,250	137,500
					45,000	60,000
Nicole Onetto, M.D.	01/30/2009	(5)					39,420	4.25	91,612
			Not Applicable	Not Applicable
					Not Applicable	Not Applicable
Eleanor L. Ramos, M.D.	01/30/2009 05/15/2009 06/08/2009 12/16/2009	(5) (6) (9) (7)					7,500 6,750 100,000 28,570	4.25 4.37 4.72 6.35	16,763 15,620 266,915 —
			122,500	175,000
					45,000	60,000

(1)	The amounts shown in the Estimated Future Payouts under Non-Equity Incentive Plan Awards column are the payout levels for annual incentive awards described under the heading “Compensation Discussion and Analysis—Annual Incentives.” The amounts shown are based on salaries as of February 1, 2009. Because the lowest possible payment is zero, we have not indicated a threshold payout amount. Actual amounts earned for 2009 performance are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)

The amounts shown in the Estimated Future Payouts under Equity Incentive Plan Awards column are the payout levels for long-term incentive awards described under the heading “Compensation Discussion and Analysis—Long-Term Incentives.” Actual stock option grants were approved in January 2010 and are discussed under the heading “Compensation Discussion and Analysis—Long-Term Incentives.” Due to his retirement in January 2009, Dr. Carter was not awarded a stock option as a long-term incentive.

(3)	The exercise price of the options is equal to the closing price of the common stock on the grant date as reported by the NASDAQ Global Market.

(4)	Represents grant date fair value of stock and stock options granted in 2009. See Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2009 for the assumptions used in determining the grant date fair value of stock options. The grant date fair value of the stock awards is equal to the fair market value of such awards on the grant date. The stock options granted pursuant to the stock option exchange program that was consummated in December 2009 did not have any incremental grant date fair value.

(5)	The option was granted as a long-term incentive award based on performance in 2008.

(6)	The option was granted as a retention bonus.

(7)	The options were granted pursuant to the stock option exchange program that was consummated in December 2009. Each option has a term of seven years from the grant date. Of the 280,066 options granted to Dr. Williams, (a) 134,842 vest over two years, with 50% of the shares subject to the option vesting on the first anniversary of the grant date, and 12.5% of the shares subject to the option vesting quarterly over the ensuing four quarters (the “Two-Year Vesting Schedule”) and (b) 145,224 vest over three years, with 33.3% of the shares subject to the option vesting on the first anniversary of the grant date, and 6.25% of the shares subject to the option vesting quarterly over the ensuing eight quarters (the “Three-Year Vesting Schedule”). Of the 94,983 options granted to Mr. Johnson, 50,347 vests according to the Two-Year Vesting Schedule and 44,636 vests according to the Three-Year Vesting Schedule. All of the 28,570 options granted to Dr. Ramos vest according to the Three-Year Vesting Schedule.

(8)	The option was granted in connection with the hiring of Mr. Zaruby as our President.

(9)	The option was granted in connection with Dr. Ramos’ promotion to Senior Vice President and Chief Medical Officer.

The plans governing the awards included in the Summary Compensation Table and the Grants of Plan-Based Awards table are the annual incentive plan and the 2001 Plan. The annual incentive plan is described in Item 11 of this Annual Report on Form 10-K under the heading “Compensation Discussion and Analysis—Annual Incentives.” Each option shown in the Grants of Plan-Based Awards table was granted under the 2001 Plan, has a 10-year term, except as otherwise set forth in footnote (7) above, and is granted as an incentive stock option to the maximum extent permitted under applicable federal tax rules and, to the extent not so permitted, is granted as a nonqualified stock option. Except as otherwise set forth in footnote (7) above, each option shown in the Grants of Plan-Based Awards table vests as follows: 1/4th of the shares subject to the option vest upon the first anniversary of the grant date, and thereafter 1/12th of the shares subject to the option vest each quarter until the award is fully vested on the fourth anniversary of the grant date.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides information about outstanding stock options held by the named executive officers as of December 31, 2009. The options granted in 2009 are also disclosed in the Grants of Plan-Based Awards table above.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Douglas E. Williams, Ph.D.	—	500,000	(1)	3.50	11/18/2018
	—	87,000	(2)	4.25	01/30/2019
	—	100,000	(2)	4.37	05/15/2019
	—	79,609	(3)	6.35	12/16/2016
	—	111,697	(4)	6.35	12/16/2016
	—	4,008	(3)	6.35	12/16/2016
	—	1,269	(4)	6.35	12/16/2016
	—	1,731	(3)	6.35	12/16/2016
	—	5,248	(3)	6.35	12/16/2016
	—	29,134	(3)	6.35	12/16/2016
	—	3,226	(3)	6.35	12/16/2016
	—	8,302	(3)	6.35	12/16/2016
	—	22,268	(3)	6.35	12/16/2016
	—	13,574	(4)	6.35	12/16/2016

Bruce L.A. Carter, Ph.D.	426,000	—		2.78	08/23/2010
	288,000	—		2.78	03/08/2011
	166,177	—		8.50	12/16/2012
	119,761	—		17.15	01/07/2014
	169,920	—		21.26	01/26/2015
	50,000	—		20.61	02/03/2015
	126,056	7,188	(2)	18.38	01/05/2016
	103,125	46,875	(2)	15.27	01/05/2017
	59,062	75,938	(2)	10.89	01/18/2018
	—	12,000	(5)	4.61	06/10/2019
	—	12,000	(5)	6.15	09/16/2019

James A. Johnson	145,000	—		2.78	03/02/2011
	54,000	—		2.78	03/08/2011
	35,000	—		9.80	03/21/2013
	20,671	26,579	(2)	10.89	01/18/2018
	—	52,560	(2)	4.25	01/30/2019
	—	60,000	(2)	4.37	05/15/2019
	—	1,066	(4)	6.35	12/16/2016
	—	3,042	(4)	6.35	12/16/2016
	—	8,336	(4)	6.35	12/16/2016
	—	16,958	(4)	6.35	12/16/2016
	—	15,019	(4)	6.35	12/16/2016
	—	26,027	(3)	6.35	12/16/2016
	—	4,263	(4)	6.35	12/16/2016
	—	877	(4)	6.35	12/16/2016
	—	786	(4)	6.35	12/16/2016
	—	11,082	(3)	6.35	12/16/2016
	—	3,801	(3)	6.35	12/16/2016
	—	1,780	(3)	6.35	12/16/2016
	—	1,946	(3)	6.35	12/16/2016

Stephen W. Zaruby	—	300,000	(2)	3.00	01/02/2019
	—	50,000	(2)	4.37	05/15/2019
	—	50,000	(2)	4.61	06/10/2019

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Heather L. Franklin	2,579	—		9.80	03/21/2013
	7,800	—		15.45	09/12/2013
	8,000	—		16.63	02/26/2014
	15,000	—		31.26	01/26/2015
	9,000	—		20.61	02/03/2015
	8,437	563	(2)	21.25	02/08/2016
	5,156	2,344	(2)	15.91	02/05/2017
	3,500	4,500	(2)	9.10	02/15/2018
	—	5,000	(6)	—	—
	8,250	13,750	(2)	9.02	05/30/2018
	—	59,220	(2)	4.25	01/30/2019
	—	45,000	(2)	4.37	05/15/2019

Nicole Onetto, M.D.	187,500	—		15.90	09/23/2015
	8,298	—		18.38	01/05/2016
	23,625	—		15.27	01/05/2017
	12,403	—		10.89	01/18/2018

Eleanor L. Ramos, M.D.	3,281	4,219	(2)	9.10	02/15/2018
	—	5,000	(6)	—	—
	—	7,500	(2)	4.25	01/30/2019
	—	6,750	(2)	4.37	05/15/2019
	—	100,000	(2)	4.72	06/08/2019
	—	13,130	(3)	6.35	12/16/2016
	—	15,440	(3)	6.35	12/16/2016

(1)

Vests 1/4th on the one-year anniversary of Dr. Williams promotion to Chief Executive Officer and then 1/12th quarterly thereafter such that the option is fully vested on the fourth anniversary of the grant date.

(2)

Vests 1/4th on the first anniversary of the grant date (which grant date is ten years prior to the expiration date of the relevant option set forth in the Option Expiration Date column), and then 1/12th quarterly thereafter such that the option is fully vested on the fourth anniversary of the grant date.

(3)

Vests 1/3rd on the first anniversary of the grant date (which grant date is ten years prior to the expiration date of the relevant option set forth in the Option Expiration Date column), and then 1/8th quarterly thereafter such that the option is fully vested on the third anniversary of the grant date.

(4)

Vests 1/2 on the first anniversary of the grant date (which grant date is ten years prior to the expiration date of the relevant option set forth in the Option Expiration Date column), and then 1/4th quarterly thereafter such that the option is fully vested on the second anniversary of the grant date.

(5)	Vests 100% on the first anniversary of the grant date (which grant date is ten years prior to the expiration date of the relevant option set forth in the Option Expiration Date column).

(6)	Represents the grant on February 22, 2008 of a Restricted Stock Unit (RSU) representing 7,500 shares of stock under the 2001 Plan, which RSU vests 1/3rd on each of February 22, 2009, February 22, 2010 and February 22, 2011.

Option Exercises and Stock Vested for Fiscal Year 2009

The following table shows for the fiscal year ended December 31, 2009, certain information regarding option exercises and stock vested during the last fiscal year with respect to the named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Douglas E. Williams, Ph.D.	—	—	—	—
Bruce L.A. Carter, Ph.D.	—	—	—	—
James A. Johnson	10,000 10,000	32,223 42,223	—	—
Stephen W. Zaruby	—	—	—	—
Heather L. Franklin	—	—	2,500	11,700
Nicole Onetto, M.D.	—	—	—	—
Eleanor L. Ramos, M.D.	—	—	2,500	11,700

(1)	The amounts shown in the Value Realized on Exercise column represent the difference between the stock option exercise price and the fair market value of our common stock on the date of exercise multiplied by the number of shares subject to the stock option that was exercised.

(2)	The amounts shown in the Value Realized on Vesting column represent the fair market value of our common stock on the date the award vested multiplied by the number of shares acquired on vesting.

Nonqualified Deferred Compensation for Fiscal Year 2009

The following table provides information for each of our named executive officers regarding aggregate executive and company contributions and aggregate earnings for 2009 and year-end account balances under the Deferred Compensation Plan for Key Employees. All named executive officers identified in the Summary Compensation Table are eligible to participate in the Deferred Compensation Plan. To date, however, only Dr. Carter has elected to participate.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year (#) (1)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($) (3)
Douglas E. Williams, Ph.D.	—	—	—	—	—
Bruce L.A. Carter, Ph.D.	—	—	178,632	1,308,727	1,056,011
James A. Johnson	—	—	—	—	—
Stephen W. Zaruby	—	—	—	—	—
Heather L. Franklin	—	—	—	—	—
Nicole Onetto, M.D.	—	—	—	—	—
Eleanor L. Ramos, M.D.	—	—	—	—	—

(1)	ZymoGenetics does not contribute to the Deferred Compensation Plan.

(2)	This amount represents the actual increase in the value of the investments selected by the executive. No related amount was included in the Summary Compensation Table for fiscal year 2009 because none of the amount shown was above-market or preferential.

(3)	$122,510 and $127,336 of the amount deferred by Dr. Carter was included in the Salary column of the Summary Compensation Table for fiscal years 2007 and 2008, respectively. $276,373 of the amount shown was included in the Non-Equity Incentive Compensation column of the Summary Compensation Table for fiscal year 2007.

The Deferred Compensation Plan is a nonqualified deferred compensation plan. As a result, it is subject to the requirements of Section 409A of the Internal Revenue Code, and we have administered it in good-faith compliance with those requirements since January 1, 2004, Section 409A’s effective date. During 2008, we amended the Deferred Compensation Plan to conform it to Section 409A’s requirements. Amounts deferred prior to 2005 (and any notional earnings attributable to those deferrals, as explained below), however, are not subject to Section 409A’s requirements and continue to be governed under the terms of the Deferred Compensation Plan as in effect on December 31, 2004. Under the Deferred Compensation Plan, an executive is fully vested in his or her deferrals (and any notional earnings attributable to those deferrals) at all times.

Under the Deferred Compensation Plan, a named executive officer may elect to defer up to 50% of his or her salary and up to 100% of his or her bonus for a year. Each year, an account is established under the Deferred Compensation Plan to reflect the amount deferred by the executive for such year. The executive’s Deferred Compensation Plan accounts are also adjusted for notional investment earnings, which are based on the return of the investment tracking funds to which the executive has allocated his or her accounts. The investment tracking funds are all publicly traded mutual funds available to participants in our 401(k) plan. Executives may change how their accounts are allocated among the tracking funds at any time. The Deferred Compensation Plan also permits us to make additional contributions on behalf of one or more participants. No such contributions have, however, ever been made. These additional contributions, if ever made, will be subject to the same vesting, distribution and notional investment rules as are executive deferrals.

The Board of Directors voted to freeze further deferrals under Deferred Compensation Plan effective September 1, 2009.

At the time the executive files his or her deferral election for a particular year, the executive must designate whether he or she wants the amount to be deferred for that year (and any notional earnings attributable to that amount) paid at termination of employment or on a different date. If an executive elects a date other than termination of employment, then that date may not be earlier than three years after the election. Similarly, at the time of the deferral election, the executive must irrevocably designate whether he or she wishes to have the amount deferred for the relevant year (and any notional earnings attributable to that amount) distributed in a lump sum or in substantially equal annual installments. Any annual installments can be paid over a period of up to ten years (as elected by the executive). Executives are not permitted to change their distribution elections. If an executive is a “specified employee” as defined in Section 409A of the Internal Revenue Code (generally, any company officer) on his or her termination date and the executive elected to have payment made or commence to be made upon termination of employment, then, as required by Section 409A, payment will be delayed until six months after the executive’s termination. As of December 31, 2009, Dr. Carter was a specified employee. If the executive dies before all of his or her deferrals (and related notional earnings) have been distributed, then any remaining amounts will be paid to his or her beneficiary in a lump sum.

There are two situations in which an executive can withdraw amounts from his or her Deferred Compensation Plan accounts early (that is, prior to the date(s) he or she has elected for distribution of those accounts). First, under certain circumstances, an executive may elect an early withdrawal from his or her accounts if he or she experiences an unforeseeable emergency. Second, for amounts that were deferred prior to 2005 (but not amounts that are deferred in 2005 or later), the executive may elect an early withdrawal from his or her accounts for any reason by paying a penalty equal to 10% of the amount withdrawn.

The Deferred Compensation Plan is considered to be an unfunded plan, which means its benefits are paid by us out of our general assets. To assist us in meeting our payment obligations under the Deferred Compensation Plan, we have established a trust to which we contribute amounts equal to the executives’ deferrals each year. The trust’s assets are considered to be part of our general assets, so that if we ever become bankrupt or insolvent, they will be available to help us satisfy our obligations to all of our general creditors, not just our obligations under the Deferred Compensation Plan. (The executives are considered to be general creditors with respect to their accounts under the Deferred Compensation Plan.) Benefits are paid from this trust, to the extent its assets are sufficient to pay them, and from our other general assets, to the extent the trust’s assets are not sufficient to pay them.

Potential Payments Upon Termination or a Change in Control

The table below describes the potential payments to each of our named executive officers upon an involuntary termination of employment without cause by us or with good reason by the executive prior to, or in the event of, a change in control and a termination of employment by reason of death, or disability, resignation or retirement. The table reflects incremental compensation and does not show accrued liabilities, such as accrued salary, bonus or vacation, or benefits generally available to all employees. The amounts assume that each such termination was effective December 31, 2009 (the last business day of fiscal 2009). The amounts shown in the table are estimates only as the actual amounts that may be paid upon an executive’s termination of employment can only be determined at the actual time of such termination.

Dr. Carter retired as our Chief Executive Officer effective January 2, 2009. In connection with his retirement we paid Dr. Carter $206,909 in lieu of accrued vacation and agreed to pay his COBRA premiums for 24 months. The estimated cost of the COBRA premiums for Dr. Carter is $24,892. Dr. Carter did not receive any severance benefits as a result of his retirement.

Dr. Onetto resigned as our Senior Vice President and Chief Medical Officer effective June 5, 2009 and received a $375,975 severance payment pursuant to a separation agreement effective as of July 23, 2009. In addition, we paid Dr. Onetto $24,155 in lieu of accrued vacation.

Name	Benefit	Involuntary (Without Cause or Good Reason) Termination Prior to Change in Control ($)		Change in Control ($) (1)		Death or Disability ($)
Douglas E. Williams, Ph.D.	Base Salary	550,000	(5)	1,100,000	(6)	—
	Bonus	—		825,000		—
	Supplemental Life Insurance (2)	—		—		200,000
	Accelerated Stock Option Vesting (3)	—		1,844,383		—
	COBRA Premiums (4)	18,322		18,322		—

	Total	568,322		3,787,705		200,000

James A. Johnson	Base Salary	369,200	(5)	553,800	(6)	—
	Bonus	—		369,200		—
	Supplemental Life Insurance (2)	—		—		200,000
	Accelerated Stock Option Vesting (3)	—		237,478		—
	COBRA Premiums (4)	18,322		18,322		—

	Total	387,522		1,178,800		200,000

Stephen W. Zaruby	Base Salary	400,000	(5)	800,000	(6)	—
	Bonus	—		600,000		—
	Supplemental Life Insurance (2)	—		—		200,000
	Accelerated Stock Option Vesting (3)	—		1,207,000		—
	COBRA Premiums (4)	10,854		10,854		—

	Total	410,854		2,617,854		200,000

Heather L. Franklin	Base Salary	302,500	(5)	302,500	(6)	—
	Bonus	—		211,750		—
	Supplemental Life Insurance (2)	—		—		200,000
	Accelerated Stock Option Vesting (3)	—		217,631		—
	COBRA Premiums (4)	12,446		12,446		—

	Total	314,946		744,327		200,000

Eleanor L. Ramos, M.D.	Base Salary	350,000	(5)	350,000	(6)	—
	Bonus	—		245,000		—
	Supplemental Life Insurance (2)	—		—		200,000
	Accelerated Stock Option Vesting (3)	—		197,828		—
	COBRA Premiums (4)	12,445		12,445		—

	Total	362,445		805,273		200,000

(1)

Except as described in footnote (4), all payments in this column occur only in the event the named executive officer is terminated without cause or the officer terminates his or her employment for good reason after a change in control, which termination must occur within two years after the change in control. Payments in this column have not been reduced in the event that such payments will result in golden parachute excise taxes under Section 280G of the Internal Revenue Code, which reduction in payments will occur if it results in a greater net, after-tax benefit to the named executive officers than full payment of all amounts otherwise due.

(2)	Benefits are paid under the supplemental term life insurance policy only in the event of death.

(3)	Pursuant to the terms of the 2001 Plan, an executive’s stock options will accelerate following a change in control, unless they are assumed or substituted by the successor company, even if employment is not terminated.

(4)	Represents estimated COBRA premiums to be paid by us for 12 months.

(5)	Payable in the course of our regularly scheduled payroll over 12 months.

(6)	Payable in a lump sum.

2001 Stock Incentive Plan

If the employment of a participant, including a named executive officer, terminates by reason of death, each outstanding award under our 2001 Plan will automatically accelerate and become 100% vested and exercisable.

If a corporate transaction specified in our 2001 Plan occurs, each outstanding option under the 2001 Plan will automatically accelerate and become 100% vested and exercisable immediately before the corporate transaction, unless:

•	the award is assumed, continued or replaced with a comparable award by the successor corporation or the parent of the successor corporation; or

•	individual agreements provide otherwise.

Under the 2001 Plan, a corporate transaction is defined to include:

•

a merger or consolidation of the company with or into another company, entity or person (other than a merger or consolidation in which the holders of voting securities of the company before the transaction continue to hold at least a majority of the successor company’s voting securities); or

•	a sale, lease, exchange or other transfer of all or substantially all of the company’s outstanding securities or assets (other than to a majority-owned subsidiary company).

Any option or other equity award that a participant, including a named executive officer, holds that is assumed, continued or replaced with a comparable award in the corporate transaction, other than in specified related-party transactions, will accelerate and become 100% vested and exercisable if the participant’s employment is terminated by the successor corporation without cause within one year after the corporate transaction.

Deferred Compensation Plan

Our Deferred Compensation Plan for Key Employees is fully funded by the executives. Consequently, there would be no incremental cost to us in the event that an executive’s employment terminated and the deferred compensation was paid out.

Employment Agreements

We enter into employment agreements with each of our executive officers, the terms of which are summarized below for our named executive officers.

Named Executive Officers other than Bruce L.A. Carter

Our employment agreements with Dr. Williams and Mr. Johnson were amended and restated in July 2008 to comply with Section 409A of the Internal Revenue Code and to make other changes recommended by Radford during 2008. Following Dr. Williams’ promotion to Chief Executive Officer in January 2009, his employment agreement, as amended and restated in July 2008, was further amended in March 2009 and continues to govern the terms and conditions of his employment with us. Mr. Zaruby entered into a Section 409A compliant employment agreement in December 2008, which was subsequently amended and restated in June 2009. Ms. Franklin and Dr. Ramos entered into a Section 409A compliant employment agreement in July 2008 and June 2009, respectively.

Each employment agreement has a two-year term, subject to automatic one-year renewal periods unless timely notice of non-renewal is given. Under the employment agreements, we may terminate an executive officer’s employment at any time, with or without cause. If we terminate an executive officer without cause or if an executive officer terminates employment for good reason, we must, however, pay him or her severance benefits. The type and amount of the severance benefits depend on the type of termination, such as whether it occurs within two years after a change in control.

Upon termination by us for cause or by the named executive officer for other than good reason, we must pay only benefits accrued but not yet paid as of the termination date, such as accrued salary, deferred compensation and vacation pay.

Upon termination by us for reasons other than cause or by the named executive officer for good reason, either prior to a change in control or more than two years after a change in control, we must pay severance benefits to the named executive officer, including (1) annual base salary for a period of one year after termination and (2) contributions toward the cost of COBRA health care continuation coverage under our group health plans until the earlier of one year after termination or until the executive is covered under a comparable group health plan or is no longer entitled to COBRA continuation coverage.

Upon termination within two years after a change in control by us (or a successor) for reasons other than cause or by the named executive officer for good reason, we must pay severance benefits to the named executive officer, including:

•

a lump sum equal to the sum of the executive’s then current annual salary plus bonus at the target amount for the year of termination multiplied by, (a) in the case of Dr. Williams and Mr. Zaruby, two, (b) in the case of Mr. Johnson, one and one-half, and, (c) in the case of Ms. Franklin and Dr. Ramos, one;

•

a bonus at the target amount for the year of termination prorated through the date of the change in control (if the executive is not otherwise entitled to receive an annual bonus upon termination of employment);

•

contributions toward the cost of COBRA health care continuation coverage under our group health plans until the earlier of one year after termination or until the executive is covered under a comparable group health plan or is no longer entitled to COBRA continuation coverage; and

•	full vesting of all stock options.

As a condition to payments and benefits under the employment agreements, each named executive officer must execute a general release and waiver of claims. The employment agreements also contain one-year noncompetition and nonsolicitation covenants. If payments due to a named executive officer under an employment agreement will result in golden parachute excise taxes imposed by Section 280G of the Internal Revenue Code, such payments will be reduced if and to the extent that doing so results in a greater net, after-tax benefit to the executive than full payment of all amounts otherwise due under the agreement.

Under the employment agreement of Dr. Williams, “good reason” is defined to include:

•	a demotion or other material reduction in the nature or status of Dr. Williams’ responsibilities;

•	a reduction in Dr. Williams’ annual base salary;

•

the requirement by a successor company that Dr. Williams relocate his principal place of employment to a location more than 50 miles from the principal place of employment where Dr. Williams was employed;

•	our failure to obtain an agreement from a successor company to assume and perform the obligations of Dr. Williams’ employment agreement;

•	following a change of control, Dr. Williams’ ceasing to hold the position of Chief Executive Officer; and

•

following a merger or similar transaction that does not constitute a change of control, someone other than Dr. Williams holding the position Dr. Williams held on the effective date of such individual’s employment agreement.

Under the employment agreements of Mr. Johnson, Mr. Zaruby, Ms. Franklin and Dr. Ramos, “good reason” is defined to include:

•	a material reduction in the executive’s base compensation;

•	a material reduction in the executive’s authority, duties or responsibilities;

•	a material reduction in the budget over which the executive retains authority;

•

the requirement by a successor company that the executive relocate his or her principal place of employment to a location more than 50 miles from the principal place of employment where the executive was employed; or

•	a material breach of the executive’s employment agreement by us or a successor company.

Under each employment agreement, “cause” is defined to include:

•	the executive’s willful misconduct or insubordination in the performance of his or her duties that results in a material adverse effect on us;

•	willful actions or intentional failures to act made in bad faith by the executive that materially impair our business, goodwill or reputation;

•

the executive’s use of controlled substances; deception, fraud, misrepresentation by the executive; or any incident materially compromising the executive’s reputation or ability to represent us with investors, customers or the public;

•	the executive’s conviction of a felony involving an act of dishonesty, moral turpitude or fraud; or

•	a material violation of the executive’s inventions agreement with us.

Under each employment agreement, a “change in control” is deemed to happen upon the occurrence of the following events, provided such event or occurrence also constitutes a change in ownership or effective control of us, or in the ownership of a substantial portion of our assets, within the meaning of Section 409A of the Internal Revenue Code:

•	certain mergers, reorganizations or sales or other dispositions of all or substantially all of our assets as a result of which:

•	our shareholders hold 50% or less of the outstanding common stock of the surviving entity;

•	our shareholders hold 50% or less of the combined voting power of the outstanding voting securities of the surviving entity;

•	a single shareholder or group of affiliated shareholders holds more than 50% of the outstanding common stock of the surviving entity;

•	a single shareholder or group of affiliated shareholders holds more than 50% of the combined voting power of the outstanding voting securities of the surviving entity; or

•	less than a majority of the members of the board of directors of the surviving entity were members of our Board of Directors; or

•	approval by our shareholders of our complete liquidation or dissolution.

Bruce L.A. Carter

Effective January 2, 2009, Bruce L.A. Carter, our Chief Executive Officer, retired and, under the terms of his employment agreement with us, he was not entitled to any benefits other than the right to receive accrued but unpaid benefits and the payment of health insurance premiums for him and his dependents for two years or until he receives similar benefits from another employer. Dr. Carter’s employment agreement includes a one-year noncompetition provision and a two-year nonsolicitation provision, which provisions survive his retirement. In addition, Dr. Carter’s employment agreement allows him a period of three years following his retirement to exercise stock options vested on the date of his retirement.

Director Compensation

All of our directors serving in 2009, with the exception of Dr. Williams, earned director compensation in the form of an annual retainer of $35,000. Additionally, our non-executive Chairman is paid an annual retainer of $35,000 and our lead independent director is paid an annual retainer of $15,000. Directors who serve on committees are paid the annual retainers described in the table set forth below. Employee directors are not paid separate compensation for service on the Board.

Committee	Chairman	Member
Audit Committee	$20,000	$10,000
Compensation Committee	$10,000	$6,000
Nominating and Corporate Governance Committee	$6,000	$4,000

In addition, we reimburse our directors for their reasonable expenses incurred in attending meetings of the Board and its committees.

Immediately following each year’s annual meeting of shareholders, each of our continuing nonemployee directors automatically receives a nonqualified stock option grant of 12,000 shares under our Stock Option Grant Program for Nonemployee Directors, which is administered under the 2001 Plan. These options fully vest on the date of the next annual meeting of shareholders assuming continued service by the nonemployee director until that date. Upon the initial election of a new nonemployee director, the director receives a nonqualified stock option grant of 20,000 shares under our Stock Option Grant Program. This option vests 1/3 on each anniversary of the date of grant over a three-year period. If this initial option is granted within five months before an annual meeting, the first annual option grant of 12,000 shares will not be granted until immediately following the second annual meeting after the date of the initial grant. Options granted under the Stock Option Grant Program have exercise prices equal to the closing price of the common stock on the date of grant and expire ten years after the date of grant, or, if earlier, one year after the director’s termination of service with us. The options also become fully vested in the event of death and certain corporate transactions, such as a merger or sale of assets.

Director Compensation for Fiscal Year 2009

The following table sets forth the compensation of our directors for 2009. As an employee director during 2009, Dr. Williams did not receive any separate compensation for his service on the Board. See the Summary Compensation Table for disclosure relating to Dr. Williams, who served as our Chief Executive Officer starting January 2, 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) (2) (3) ($)	Total ($)
Bruce L. A. Carter, Ph.D.	70,000	72,481	142,481
James A. Harper	51,000	31,273	82,273
Judith A. Hemberger, Ph.D.*	41,000	31,273	72,273
David I. Hirsh, Ph.D.	35,000	31,273	66,273
Jonathan S. Leff	45,000	31,273	76,273
David H. MacCallum	49,000	31,273	80,273
Kurt Anker Nielsen	61,000	31,273	92,273
Edward E. Penhoet, Ph.D.	60,000	31,273	91,273
Lars Rebien Sørensen** (4)	—	31,273	31,273

*	Dr. Hemberger resigned as a director in October 2009.
**	Mr. Sørensen resigned as a director in March 2010.

(1)	Each of the directors identified in the table was granted a nonqualified stock option to purchase 12,000 shares of common stock under our Stock Option Grant Program for Nonemployee Directors with an exercise price of $4.61 (which was equal to the closing price of our common stock on June 10, 2009, the date of grant). Each option vests in full on the date of the 2010 annual meeting of shareholders and has a term of ten years. Dr. Carter received an additional award of 12,000 shares of common stock with an exercise price of $6.15 (which was equal to the closing price of our common stock on September 16, 2009, the date of grant).

(2)	The amounts reported in the Option Awards column reflect the aggregate grant date fair value of option awards. These amounts do not represent the actual amounts paid to or realized by the named executive officer for these awards during the relevant fiscal year. The value as of the grant date for stock options is recognized over the number of days of service required for the grant to become vested. See Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2009 for the assumptions used in determining the grant date fair value of stock options.

(3)	The following table sets forth the aggregate number of option awards held by each director as of December 31, 2009:

Name	Aggregate Number of Option Awards
Bruce L. A. Carter, Ph.D.	1,662,102
James A. Harper	71,000
Judith A. Hemberger, Ph.D.*	44,000
David I. Hirsh, Ph.D.	78,655
Jonathan S. Leff	78,655
David H. MacCallum	63,500
Kurt Anker Nielsen	78,655
Edward E. Penhoet, Ph.D.	222,655
Lars Rebien Sørensen**	78,655

(4)	At the request of Novo Nordisk A/S, no payments were made to Mr. Sørensen.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee serves, or formerly has served, as an officer or employee of ZymoGenetics. None of our executive officers serves as a member of the compensation committee or board of directors of any entity that has an executive officer serving as a member of our compensation committee or Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZYMOGENETICS, INC.

Date: August 24, 2010	By:	/s/ Douglas E. Williams, Ph.D.
Douglas E. Williams, Ph.D. Chief Executive Officer

Exhibit Index

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002